Form 10-Q/A
period 2012-03-31
Yellowwood Acquisition Corp
filed 2012-05-16
CIK 1534155

This amendment is filed because the 10-Q report filed yesterday was incorrectly posted by the edgar filer and contained the 10-Q report of another company.


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



                       3501 Concord Road, Suite 100
                         York, Pennsylvania 17402
                 (Address of Principal Executive Offices)

                          215 Apolena Avenue
                     Newport Beach, California 92662
             (Former Address of Principal Executive Offices)

                             717-757-0700
           (Registrant's telephone number, including area code)


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

                YELLOWWOOD ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
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

                        YELLOWWOOD ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
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

                                       3

                          YELLOWWOOD ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

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

                    YELLOWWOOD ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                              (unaudited)

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

                    YELLOWWOOD ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                              (unaudited)


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

                                       6
                    YELLOWWOOD ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                              (unaudited)

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

On September 21, 2011, the COmpany issued 20,000,000 shares of common stock to two directors and officers for $2,000 in cash of which 19,500,000 were redeemed.

As of March 31, 2012, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.


NOTE 5   SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 15, 2012, the date the financial statements issued, and identified the following events or transactions that required recognition or disclosure.

On April 17, 2012, the following events occurred which resulted in a change of control of the Registrant:

The Registrant redeemed an aggregate of 19,500,000 of the then
20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

The then current officers and directors resigned.

New officer(s) and director(s) were appointed and elected.

On April 18, 2012, the Company issued 1,000,000 shares of its common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Background

      Yellowwood Acquisition Corporation ("Yellowwood" or the "Company") was incorporated on September 21, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

     Yellowwood has been in the developmental stage since inception and its operations to date have been limited to filing a registration statement and issuing shares of its common stock to the original shareholders and to the subsequent shareholders to whom control of the Company was transferred. Yellowwood has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

      Tiber Creek Corporation, a shareholder of the Company, entered into an agreement to assist the Company in locating a target company with which to enter into a business combination and assist it in the preparation and filing of a registration statement for its securities and the introduction to brokers and market makers.

     On April 17, 2012, subsequent to the period of time covered by this Report, the Company effected a change in it control with the following actions:

    The Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

    James M. Cassidy resigned as the Company's president, secretary and director.

    James McKillop resigned as the Company's vice president and director.

   Shah Mathias was elected as the directors of the Company and was appointed its sole officer.

    On April 18, 2012, the Company issued 1,000,000 shares of its common stock. The Company filed a Form 8-K with the Securities and Exchange Commission noticing the change of control.

Operations

     As of March 31, 2012, Yellowwood had not generated revenues and had no income or cash flows from operations since inception and had accumulated a deficit of $2,093. Yellowwood has no operations nor does it currently engage in any business activities generating revenues.

   The Company is a development-stage SEC reporting company company that intends to create state or local project proposals for regional high-speed rail service. The Company will prepare a feasibility study and locate contractors and manufacturers that would complete the work and will provide cost estimates. Because high-speed rail travel is already in-place in much of Europe and Asia, the Company anticipates working with European companies to furnish the high-speed equipment, such as locomotives and passenger cars. The Company will put the proposed contracts together with supporting feasibility studies, appraisals, cost/benefit analysis, TEMS study, transportation history and other data to create a complete regional project proposal. The Company will then present such project proposals to the municipalities (state or local) as a complete and finished project. The Company anticipates that upon approval, the local municipality will effectuate a bond offering for the funding of the high-speed rail project. The project will be presented as a total package thereby providing the municipalities with the complete overview and relieving them of the time and costs involved in studying the proposal, seeking pricing information and projecting results. In addition, the Company believes that it will be able to effect economies of scale by purchasing new and renovating existing equipment and facilities on an integrated regional basis rather than in fractured individual areas or small municipalities.

    The Company anticipates that it will effect a business combination to acquire the assets or merge with an operating private company.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

  The Company has no operations to date and these business plan objectives are contingent on raising capital sufficient to fund such development and a market receptive to such business operations.

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

     No assurances can be given that Yellowwood will be successful in concluding a business combination with a target company or if that transaction is successful that the Company will be successful in developing its business plan.

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


ITEM 4.  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer who was also the principal financial officer.

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

Changes in Internal Controls

      Notwithstanding the change in control there was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, Yellowwood has issued the follwoing sharese of common stock pursuant to Section 4(2) of the Securities Act of 1933:

                                            NUMBER OF
DATE                     NAME               SHARES

September 21, 2011    Tiber Creek 	    10,000,000
                    Corporation (1)         (9,750,000 of which redeemed)

September 21, 2011  MB Americus LLC (2)      10,000,000
                                            (9,750,000 of which redeemed)

April 18, 2012	    Shah Mathias	     1,000,000

(1) James M. Cassidy is the sole shareholder and director of Tiber Creek Corporation, a Delaware corporation, and Mr. Cassidy may be deemed to be the beneficial owner of the shares of stock owned by Tiber Creek
Corporation.

(2) James McKillop is the sole principal of MB Americus LLC, a California limited liability corporation. Mr. McKillop is deemed to be the beneficial owner of the shares of stock owned by MB Americus LLC.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	There have been no items submitted to a vote of security holders during the period covered by this Report.

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


                              YELLOWWOOD ACQUISITION CORPORATION

                               By:   /s/ James Cassidy
                                     President during the period
				     covered by this Report


Dated:   May 15, 2012