Form 10-K
period 2012-07-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2013-07-16
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[    ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ X   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period January 1, 2012 through July 31, 2012

Commission file number  000-54546

AMERI METRO, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-1877342
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3030 East Market Street

York, Pennsylvania 17402

(Address of principal executive offices)  (zip code)

Registrant's telephone number, including area code:    717-701-7726

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

[   ] Yes   [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the  registrant's most recently completed second fiscal quarter.

$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at April 1, 2013

Common Stock, par value $0.0001	245,554,421 shares

Documents incorporated by reference:            None

PART I

Subsequent to the period covered by this Report, the Company has filed a Form 8-K (filed August 27, 2012 and amended thereafter) pursuant to the Securities and Exchange Act of 1934 and a Form S-1 (filed June 13, 2013) pursuant to the Securities Act of 1933.  Much of the information contained below is further discussed in those filings and such information is incorporated by reference herewith.

ITEM 1.  BUSINESS

The Company is a development stage company and has no operating history and has experienced losses since its inception. The Company has received only minimal revenue from earlier consulting work. The Company’s independent auditors have issued a report questioning the Company’s ability to continue as a going concern.

Since its incorporation, the Company has developed its business plan, appointed officers and directors, engaged initial project consultants and entered into negotiations and contracts for related and ancillary business. The Company is a development stage company in the process of developing proposals for high-speed rail service.

On June 12, 2012, Ameri Metro, Inc. ("Ameri Metro 2010") merged with Yellowwood Acquisition Corporation, a public reporting company. As part of the merger, Yellowwood Acquisition Corporation, the surviving entity, changed its name to Ameri Metro, Inc. and changed its fiscal year end to July 31.  Yellowwood had no ongoing business or operations and was established for the purpose of completing mergers and acquisitions with a target company, such as the former Ameri Metro 2010.

The original Ameri Metro, Inc. prior to the merger (Ameri Metro 2010) was incorporated on April 13, 2010 in Delaware. with an authorized capitalization  of 1,500 shares of common stock. On April 30, 2010, Ameri Metro 2010 amended its certificate of incorporation to authorize 100,000,000 shares of common stock with a par value of $.0001 per share and 20,000,000 shares of preferred stock with a par value of $.0001 per share.  The Company, known as Yellowwood Acquisition Corporation prior to the merger, was incorporated on September 21, 2011 and has an authorized capitalization of 1,000,000,000 shares of common stock and 20,000,000 shares of preferred stock.

The Business

The Company intends to focus on high-speed rail for passenger and freight transportation and related and ancillary transportation businesses. The Company's business plan plans for the development of various services for high-speed rail throughout the United States. The Company intends to secure manufacturing and technologies together with ancillary land development projects, sale of goods and services to government, civilian and commercial end users.

The Company anticipates that it will, directly or through subsidiaries, develop plans, and then coordinate and supervise the financing, construction and development of such transportation projects by bringing together the resources, plans, financing, approvals and technology needed to implement such transportation systems.

The Company has no revenue producing operations to date. The Company intends to develop numerous projects as opportunities are presented primarily in the transportation or transportation-related fields. The Company believes that the need, demand and usage of alternative transportation such as high speed rail are increasingly important as the United States adopts policies to attempt to reduce its dependency on fossil fuels, particularly the automobile. The Company intends to develop and prepare the designs and concepts for feasible and profitable regional high-speed rail projects utilizing existing and new railbeds, stations, and equipment. The Company will prepare the complete project package including appraisals and estimates and will obtain contracts for the development of the railbeds and purchase of the equipment. The Company will present the complete project, working as project supervisor and coordinator, to municipalities and regional government agencies.  In addition to high speed rail projects, the Company will also develop other selected transportation-related projects that promote efficient and improved transportation structures or plans.

Funding for individual projects of the Company will occur from bond offerings organized through various non-profit entities and organizations sponsored or affiliated with municipal and government agencies.  Certain of these non-profit entities or organizations may themselves be affiliated with, or related to, the Company and assist, or work in conjunction with, the Company in securing contracts and funds to develop projects.

On December 1, 2010, the Company formed its wholly-owned subsidiary, Global Transportation & Infrastructure, Inc. (GTI). in the state of Delaware with an authorized capital of 100,000,000 shares of common stock with a par value of $.0001 and 20,000,000 shares of preferred stock with a par value of $.0001.  GTI was formed to provide development and construction services for the Alabama highway project including securing financing for the design, planning, engineering and related costs for its construction and to engage in the construction of high-speed rail for passenger and freight transportation and related transportation projects for the Company.

Through its subsidiary, GTI, the Company is also involved in the development of a new toll road in the State of Alabama.  The Company acquired from Penndel Land Company (a company solely owned by the president of the Ameri Metro) the contract rights to a construction agreement with the Alabama Toll Facilities, Inc. ("ATFI", a non-profit company designated by the State of Alabama to act as the project developer for such a toll road and on which the president of Ameri Metro served as one of its four directors).  As such the Company has the development rights for such toll road.  The Company will need to secure the financing for the design, planning, engineering and related costs for the construction of the toll road.  If the Company is able to secure such financing, ATFI will effect a bond offering to purchase the land on which the toll road is to be located.

Business Plan

The Company believes that its project proposals will reflect a the which passenger rail service will be developed. The high-speed rail plan to be presented by the Company will likely utilize existing rail rights-of-way to connect several metropolitan areas and states serving expanding populations. The major elements of the plan would include:

-

Use of existing rail rights-of-way to connect rural, small urban and major metropolitan areas;

-

Operation of a "hub-and-spoke" passenger rail system providing service to and through one or more major hubs to locations throughout the United States;

-

Introduction of modern trail equipment operating at speeds up to 110 mph;

-

Provision of multi-modal connections to improve system access;

-

Improvement in reliability and on-time performance;

-

Development or expansion of a feeder bus system linking outlying areas to railroad stations;

-

Acquiring new train equipment including train sets and spares;

-

Track improvement, including replacement and upgrades, additional sidings, signal and communications systems, and grade-crossing improvements;

-

Construction or improvement of railroad grade crossings and passenger stations.

The following discussion outlines the steps as the Company anticipates that will occur in regard to the adoption and implementation of a high-speed rail system by a regional or local municipality.  To date, the Company has not developed any rail systems.

The Company plans that it will prepare the feasibility study and locate contractors and manufacturers to complete and work and provide cost estimates. Because high-speed rail travel is already in-place in much of Europe and Asia, the Company anticipates working with European companies to furnish the high-speed equipment, such as locomotives and passenger cars.

The Company will put proposed contracts together with the supporting feasibility study, appraisals, cost/benefit analysis, TEMS study, transportation history and other data to create a complete regional project proposal.  The Company will then present such project proposals to the municipalities (state or local) as a complete and finished project. The local or regional municipality will then independently analyze and discuss the Company's proposal.  If accepted, the Company anticipates that, upon approval, the local municipality will effectuate a bond offering for the funding of the high-speed rail project.  The Company anticipates that the projects will be financed by bonds or indentures offered by sponsored or affiliated non-profit organizations of the applicable local or municipal government or agency.  Such non-profit entities may also be affiliates or companies related to the Company.

The Company anticipates that the municipalities will be favorably receptive to the proposed high-speed rail project for many reasons. Political pressure is increasing to find alternate transportation systems as the price of gas and environmental risk of drilling and using petroleum products rises. Highway maintenance is increasingly expensive as the price of materials and labor increases.  Highway congestion is an increasing urban problem. The Company will present a project as a total package thereby providing the municipalities with the complete overview and relieving it of the time and costs involved in studying the proposal, seeking pricing information and projecting results. In addition, the Company believes that it may be able to effect economies of scale by purchasing new and renovating existing equipment and facilities on an integrated regional basis rather than in fractured individual areas or small municipalities.

Once a proposed high-speed rail project is accepted and a financing bond issue is effected by the municipality, the Company will act as the project manager and oversee the entire project including not only the development of the project but its continued operations as well. The Company will also serve as the main central point for coordination of and between the municipalities, contractors, and operators of the project and, once established, the rail system.

The CEO of the Company (Shah Mathias) has created two nonprofits and is the principal of a third for use in issuing bonds to fund the proposed projects.  Two of these nonprofits are specifically for use for financing high speed rail transportation systems, the third is specifically for use with the Alabama Toll Facility, discussed below.

The nonprofit statutes allow nonprofit corporations to issue bonds and the Company envisions that its related nonprofits will issue bonds to fund the projects and once the indebtedness is paid the project infrastructure can be turned over to a state or governing body having jurisdiction. The nonprofits created are:

Hi Speed Rail Facilities, Inc. (HSRF)

Hi Speed Rail Facilities Provider, Inc. (HSRFP)

Alabama Toll Facilities, Inc. (ATFI)

The board of directors of HSRF and HSRFP consist of the following individuals: Shah Mathias (founder and chief executive officer of the Company) Kirk Wilson, James Kingsborough, and Otto Banks.  The board of directors of ATFI consists of Jack Garison and Jack Hopper.  Shah Mathias earlier served on the ATFI board of directors but resigned from that position.

The Company envisions utilizing different bond offerings for different aspects of a project development.  For instance, it may offer a bond offering for the acquisition of the land, some of which may already have existing rail beds or other of which may need to be constructed and engineered.  It may offer a bond offering for the acquisition of equipment or for the purchase of raw materials.  The Company envisions that each bond offering will be relatively specific in nature but all such bond offerings will be regulated by a master indenture agreement designed to provide the terms and structure, interest rates, and other basic information for any bond offering.  The Company further envisions that after some period of years, probably about seven, it will offer a revenue bond that will consolidate the earlier bond offerings into one.  At the appropriate time that a project proposal is ready to proceed, the Company intends to seek underwriters for the bond offering and to engage established financial organizations to serve as the trustee and/or asset manager of the bond offering.

There is no assurance that if offered any of the Company's envisioned bond offerings will be effected or purchased or closed or that any funds will be raised through such offerings.

Finally, upon adoption of a proposed high-speed rail project and the obtaining financing (through floating a bond offering by the nonprofit entity or otherwise), the Company intends to act as the project manager and oversee the entire project including, not only the development, but also the continued operations of the high-speed rail project. The Company envisions it will also serve as the main central point for coordination of and between the municipalities, contractors, and operators of the project and, once established, the rail system.

In addition to high speed rail projects, the Company may also develop other selected transportation-related projects that promote efficient and improved transportation structures or plans. Funding for individual projects of the Company may occur from bond offerings organized through its related non-profit entities or entities affiliated with municipal and government agencies. Certain of these non-profit entities or organizations may themselves be affiliated with, or related to, the Company and assist, or work in conjunction with, the Company in securing contracts and funds to develop projects.

Hi Speed Rail Facilities, Inc.

In 2010, the Company entered into an agreement with HSRF (one of the Company's related nonprofit companies) for the purpose of construction of projects consisting of the financing, construction and operation of high speed rail and related projects across the United States. HSRF is designed to focus on the building of train tracks and stations.  Pursuant to the agreement between the Company and HSRF, the Company will act as the agent and representative of HSRF to perform all required tasks and actions to develop and construct such projects. The Company anticipates that having this agreement in place and by having HSRF already organized will expedite the process of commencing a project once the Company designs and develops and secures or raises funds to commence a project.

Hi Speed Rail Facilities Provider, Inc.

In 2010, the Company entered into a written agreement with HSRFP(one of the Company's related nonprofit companies) for the purpose of construction of projects consisting of the financing, construction and operation of various high speed rail and related projects across the United States. Pursuant to such agreement between the Company and HSRFP, the Company was appointed as the agent and representative of HSRFP to perform all required tasks and actions to develop and construct such projects. HSRFP was organized to provide a vehicle to issue bonds and help secure infrastructure projects for the Company focusing on facilities ancillary to the high speed rail such as rail yards rail, rail assembly plants maintenance facilities. The Company anticipates that having this agreement in place and by having HSRF already organized will expedite the process of commencing a project once the Company designs and develops and secures or raises funds to commence a project.

Master Trust Indenture Agreement

On December 1, 2010, HSRF entered into a Master Trust Indenture agreement providing that HSRF serve as trustee for a bond offering of $15,000,000,000 of HSRF Revenue Bonds Series 2010. In April 2012 this Indenture was amended to reflect a Master Indenture of $20,000,000,000. The Company will act as developer for the project financed by the Hi Speed Indenture. The Master Trust Indenture provides the basic terms and conditions of any bond issuance such as use of an escrow agent, rights of bond holders, sale of bonds, etc. At the time that any bonds are to be issued, the Company will engage an asset manager and trustee for the indenture.

ING Investment Management

In the event that a bond offering is effected, each of the nonprofits has entered into an investment management agreement with ING Investment Management to manage any funds raised in such bond offering and to provide its investment advisory services.  This non-binding agreement would only take effect upon the raising of revenues bonds.  ING Investment Management would serve to invest, reinvest and supervise the management of any such funds while such funds were held in an investment account and until use for the intended purposes.

Alabama Toll Road

The Company is working to develop a project to build a toll road in the State of Alabama.  Ameri Metro 2010 was developing this project at the time of the merger.  The planned toll road is designated as a 352 mile 4-lane road designed to be built from Orange Beach, Alabama to the Tennessee state line with the intent of connecting various rural sections of Alabama to Tennessee and more urban areas..  Shah Mathias, the CEO of the Company, perceived a need for such a road that would connect various rural sections of Alabama to Tennessee and with its more urban areas and began working on its development in 2005.

As its first step, Alabama Toll Facilities, Inc. (ATFI) was created and obtained status as a nonprofit corporation pursuant to Section 501(c)3 of the Internal Revenue Code.  As a nonprofit corporation, ATFI is allowed to make bond offerings in order to finance the cost of acquisition and construction and equipping of the toll road project.  Mr. Mathias was one of the directors of ATFI and has subsequently resigned his position.

In 2007, the toll road project was presented to the Alabama legislature which on June 7, 2007, adopted Act no. 2007-506 entitled "Expressing Support for the Alabama Toll Road Project".  This Act stated that it recognized the need to utilize other financial resources to meet the needs of that highways and other infrastructure items such as that offered by ATFI. The Act urged approval of the bonds offered by ATFI as special revenue bonds with the project eventually vesting to the state upon retirement of the bonds.  The Act further supports designating ATFI as the exclusive entity for creation and development of the toll road project.

As a second step, on September 23, 2009, Penndel Land Company (“Penndel”), a company wholly owned by Shah Mathias (the Company's CEO) entered into an agreement with ATFI by which Penndel was appointed as the agent and representative of ATFI to perform all required tasks and actions to develop and construct the toll road.

Thirdly, on December 1, 2010, the Company formed a wholly-owned subsidiary, Global Transportation & Infrastructure, Inc. ("GTI"). in the state of Delaware to provide development and construction services for the Alabama highway project and to include securing financing for the design, planning, engineering and related costs of  construction.

In December 2010, Penndel assigned its agreements with ATFI to GTI. As such the Company, through its subsidiary, GTI, has the development rights for such toll road. Under the terms of the agreement, GTI will provide development and construction services. GTI will also act as an agent and representative to take actions necessary to secure the first and future phases of the financing applicable to the design, planning, engineering and related soft and hard costs of the construction of a toll road in the state of Alabama and related activities.

Alabama Indenture Agreement

On December 1, 2010, ATFI entered into a Master Trust Indenture agreement with as HSRF Trustee, which has agreed to serve as the trustee for the bond offering of up to $7,000,000,000 of ATFI Revenue Bonds once it determines to effect such an offering if ever. The Alabama Indenture indicates that the developer for the project will be GTI.  In April 2012 the Alabama Indenture was amended to reflect a Master Indenture of $20,000,000,000.  The Master Agreement provides the basic terms and conditions of any bond issuance such as use of an escrow agent, rights of bond holders, sale of bonds, etc. At the time that any bonds are to be issued, the Company will engage an asset manager and trustee for the indenture.

Damar TruckDeck

The Company also plans to develop projects as opportunities are presented related or ancillary to the transportation or transportation-related fields. The Company entered into a contract for the acquisition of the patents, rights, titles, and business of Damar Corporation LLC, the inventor, developer and manufacturer of Damar TruckDeck. (See www.damartruckdeck.com). The Damar Corporation was incorporated in 2007 to develop, manufacture and market the truck deck component invented and developed by its owner. The Damar Corporation has filed a patent application covering its truck deck system. The Damar TruckDeck is a flexible truck deck storage and organization system that with an integrated frame allowing the cargo deck to be used as a hauling surface. The system has many configurations to fit a wide variety of uses (hunting, construction, moving, hauling, etc.) in various truck deck sizes. The Damar TruckDeck primarily consists of lockable repositionable storage units.

The advantages of the Damar TruckDeck system are as follows:

1. Organize gear in removable containers with the DAMAR Load-N-Go™ containers, easily converting a truck's usage by quickly swapping containers.  2. Protect items in lockable hatches. Lockable, repositionable hatches protect items in the Load-N-Go™ containers from theft and weather while a rear hatch allows the full length of the bed to be used for securing longer materials.

3. Keep ability to haul large items. The recessed CargoDeck surface is built to support and haul large materials and equipment, and by maintaining some bed wall height there is no need to strap items down.

4. Can be installed or removed in minutes by one person with no tools and no drilling. The Damar Corporation has entered into contracts for sale of its Damar TruckDeck with Lowe's, The Home Depot, Advanced Auto Parts, Sam's Club, Costco and Meyer Distributing.

The Company shall receive all rights and title to the patents, the TruckDeck system, and all related assets, for a purchase price of:

1. $750,000 payable as $500,000 cash and the remaining $250,000 payable in the form of Shares of the Company's common stock; and

2. Royalty payments equal to $2.50 for each unit sold from items arising from the patent, including the Damar TruckDeck, for a period of five years.

After such five years, the parties will renegotiate the terms of the agreement. If no agreement can be  reached, then the parties agree to extend the royalty payments for one addition year after which time all royalty payments will terminate.

3. The cash payment portion of the purchase price is payable within 90 days of the successful completion of the registration as a publicly traded company pursuant to the Securities Act of 1933.

The Company cannot effect this agreement until its raises the funds necessary to the acquisition of such assets as listed in the agreement.

Port Trajan Project

The Port Trajan 5 project is a transportation project located in the Antrim Township, Greencastle, Pennsylvania on the Interstate 81 corridor and the railroad "Crescent Corridor", a 2,500 mile network of rail and terminals.  Norfolk Southern is operating a rail-truck facility in this corridor and the State of Pennsylvania has provided funding toward the development of additional facilities along this corridor.  The Company envisions the development of the land next to such corridor, which it has termed the Port Trajan Project.  The Company anticipates that it will construct a distribution center consisting of a terminal and a rail line between the main rail track to the highway for the transition of shipping containers from the rail line to waiting trucks.  The distribution center will provide the facility for repackaging the shipments into containers or other shipments destined for final destination by truck.

The Company anticipates that such project will be completed in phases the first of which is the purchase of an initial 345 acres at $350,000 per acre.  The purchase price will include all on-site horizontal improvements.  Off-site improvements will be acquired at an additional $20,000,000. The land is currently owned by a related company and the Company hags entered into a letter of intent for its purchase.

The Market

The Company believes that the United States suffers from an overburdened transportation infrastructure and that a fundamental overhaul of the national transportation structure is needed. The Company anticipates that it will be able to assist in this “fundamental overhaul” by providing both the hands-on expertise and investment resources to establish an intermodal grid comprised of transportation and support services extending to urban and outlying areas alike. The Company will largely focus on projects related to high speed rail, but will also concentrate its efforts on other transportation projects that improve transportation infrastructure.

The Company believes that there is a compelling need to revitalize America’s transportation infrastructure. As all levels of government are facing increasing economic crisis, the Company anticipates that such revitalization will be the result of public-private partnerships and alliances to create the basis for developing such an infrastructure. Organizations, such as the Company, are accordingly poised to play a significant role in the redevelopment and improvement of the nation’s transportation infrastructure.

The Company believes that the transportation infrastructure crisis facing America is two-fold. In the first instance, the existing infrastructure lacks modernity and has rendered the same incapable of meeting the nation’s transportation needs. In the second instance, the funding to address this problem is currently beyond the reach of the federal, state, regional, and municipal governments.

The 2009 David R. Goode National Transportation Policy Conference held at the Miller Center of Public Affairs at the University of Virginia, outlined the compelling need to revitalize America’s transportation infrastructure and recommended that “Public private partnerships need to emerge from the laboratory of pilot programs to play a much larger role as a core element of America’s transport investment strategy.” Organizations, such as the Company, are accordingly poised to play a significant role in the redevelopment and improvement of the nation’s transportation infrastructure. The same transportation conference also noted that, “Lacking a coherent vision for our transportation future and chronically short of resources, we defer new investments, fail to plan, and allow existing systems to fall into disrepair. This shortsightedness and under investment—at the planning level and on our nation’s roads, rails, airports and waterways—costs the country dearly. It compromises our productivity and ability to compete internationally; transportation users pay for the system’s inefficiencies in lost time, money and safety. Rural areas are cut off from economic opportunities and even urbanites suffer from inadequate public transportation options. Meanwhile, transportation-related pollution exacts a heavy toll on our environment and public health.”

Furthermore, the conference report was equally insistent on the need for private sector funding. In “Recommendation 8: Connecting the Dots,” the cochairs wrote: “Resolving the controversy over private equity contributions to the transport system is essential to meet the nation’s pressing transportation challenges, as is recognizing the appropriate role of public-private partnerships (PPPs) in taking on those challenges.” They added, “PPPs need to emerge from the laboratory of pilot programs to play a much larger role as a core element of America’s transport investment strategy.”

To resolve this crisis will require a massive infusion of capital. The National Surface Transportation Infrastructure Financing Commission, in its 2009 report Paying Our Way estimates the total shortfall between what is required and what is available, at all levels of government, just for maintaining the current system range from $134 billion to $194 billion per year for the period 2008 to 2035. If the goal is to improve existing transportation systems, the shortfall is even larger: $189–$262 billion per year over the same time period.

The main problem is that the funds to either maintain or improve existing transportation systems are simply not available from traditional sources. Taxpayers at all levels of government are loath to support any tax increases for infrastructure projects. New transportation systems are frequently discussed at all levels of government but the public funding for implementing such plans is usually non-existent.

Entry of the Company into the Market

The Company anticipates that it can offer a comprehensive, intermodal approach to resolving the nation’s transportation crisis. And it proposes doing so without the necessity of the government increasing taxes at any level, or in any manner. In short, the Company suggests replacing pubic financing with private funding.

The primary competitive barrier most companies face in attempting to impact the nation’s infrastructure crisis is that they approach the overall problem in disparate segments. For example, one provider proposes building railroad cars, while another proposes laying tracks. A third is interested in depots, while a fourth focuses on accommodations. None bring a comprehensive plan for full-funding to the mix. On the other hand, the Company takes an intermodal approach to providing seamless service with a scale of economy. The high-speed rail plan will utilize existing rail rights-of-way to connect several metropolitan areas and states serving expanding populations.

The Company also foresees pursuing joint ventures with other industries related to the transportation industry. For example, it is currently finalizing an arrangement with a major manufacturer of certain materials used in the construction of highways and other transportation systems. The discussions contemplate a two-fold transaction by which the Company would initially buy the manufacturing plant and then subsequently purchase the remaining non-cash assets of the company.

Competition

The Company may face significant competition from other companies that may be developing high speed rail passenger and freight transportation systems.  As this industry is not well developed in the United States to date, such competition that may exist is primarily in the development and planning stages. The Company will, however, face competition in the allocation of monetary resources from governmental agencies, at the local, regional, state and federal levels. The Company believes that government agencies will strongly endorse its proposed plan for high-speed regional rail systems, but believes that, given the economic environment, there may be few or no funds available for such development.

Nevertheless, it appears that significant competition generally exists in the industry, from private organizations or government agencies and entities. On the heels of the Department of Transportation’s recent request for high-speed rail proposals, its Federal Railroad Administration received 132 applications from 32 states totaling $8.8 billion. That was more than three times the $2.4 billion available. During the first round of awards in the fall of 2009, applicants submitted more than $55 billion in project proposals. That was nearly six times the initial $8 billion available from the American Recovery and Reinvestment Act. So overwhelming has the response been that Transportation Secretary LaHood observed at the time, that, “Demand for high-speed rail dollars is intense and it demonstrates just how important this historic initiative is. States understand that high-speed rail represents a unique opportunity to create jobs, revitalize our manufacturing base, spur economic development and provide people with an environmentally friendly transportation option.”.

Trading Market

Currently, there is no trading market for the securities of the Company.

Employees

In addition to the Chief Executive Officer, the Company has one paid administrative employee and approximately thirteen other persons who are working on behalf of the Company to assist in the development of its initial high-speed rail project. None of these people currently receive salaries or other compensation and no salaries have been accrued. The Company has issued stock to these people for their consulting and professional services. At the time the Company becomes a public company, the Company will hire these people as employee. Only Mr. Mathias is employed by the Company in a full-time capacity.

Subsidiaries

The Company has one subsidiary, Global Transportation & Infrastructure Inc. ("GTI") incorporated in the state of Delaware. GTI is a wholly owned subsidiary of the Company.  The Company owns 25% of each of the companies listed in the section "Related Companies".

Reports to Security Holders

The Company is a reporting company pursuant to the Securities Exchange Act of 1934 and files with the Securities and Exchange Commission quarterly, annual, periodic and other reports.  The Company intends to deliver a copy of its annual report to its security holders, and will voluntarily send a copy of the annual report, including audited financial statements, to any registered shareholder who requests.  The Company's documents filed with the Securities and Exchange Commission may be inspected at the Commission's principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001534155.

ITEM 2.  PROPERTIES

The Company’s offices are located on the Second Floor at 3030 East Market Street, York, Pennsylvania 17402. Its telephone number is (717) 701-7726. The Company has moved into these offices commencing the first of September, 2012. The lease at its prior location was canceled without penalty. The current lease is a month-to-month lease for $500 per month.

ITEM 3.  LEGAL PROCEEDINGS

Legal Proceedings

Shah Mathias, CEO of the Company, is appealing a 2005 charge of serving liquor to a minor. Mr. Mathias has asserted that he was out of town on the alleged date and the victim has admitted that she was attempting to reap some financial gain. The case is pending a trial date.

There are currently no other pending, threatened or actual legal proceedings in which the Company or any other directors are a party.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On June 13, 2013, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 for the offer and sale of 1,605,196 shares of common stock offered by the owners thereof offered at $.08 per share.  At the time of this report, the registration statement has not become effective and no sales can be made pursuant to the registration statement until it becomes effective.

There is no public market for the Company’s common stock. No  assurances can be given that a public market will develop or that, if a market does develop, it will be sustained.

The Company is authorized to issue 1,000,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 13, 2013 there were 245,554,421 shares of common stock issued and outstanding and 450,000 shares of preferred stock.

Recent Sales of Unregistered Securities

The Company has issued the following securities in the last three (3) years. All such securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below.

Yellowwood Acquisition Corporation issued 20,000,000 shares on its formation in September 2011 of which 19,500,000 were redeemed.

On April 18, 2012 Yellowwood Acquisition Corporation issued 1,000,000 shares as part of a change in control of Yellowwood.

On June 12, 2012, pursuant to the merger, the Company issued 12,667,421 shares of Yellowwood common stock on a pro rata basis to the shareholders of Ameri Metro 2010.

On June 21, 2012, the Company issued the following shares of its common stock:

230,065,000 shares to its directors, of which Shah Mathias received 212,100,000 shares

400,000 shares to four individuals for legal services

315,000 shares to 21 individuals for consulting services

481,000 shares to 48 shareholders of Penndel Land Company in a 1-for-1 exchange of shares

As of July 31, 2012, the period covered by this Report, the Company had 234,151,181 shares outstanding.

On November 10, 2012, subsequent to the date covered by this Report, the Company issued 126,000 shares of its common stock to certain individuals for services to the Company.

ITEM 6.  SELECTED FINANCIAL DATA

There is no selected financial data required to be filed for a smaller reporting company.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was incorporated in the State of Delaware and merged with Ameri Metro 2010 on June 12, 2012.  References to the financial condition and performance of the Company below in this section “Management’s Discussions and Analysis of Financial Condition and Results of Operation” are to financial statements of the Company.

Discussion of Period Ended July 31, 2012

The Company has no source of continuing revenues and only received minimal revenues of less than $5000 in 2011.

For the year ended July 31, 2012, the Company had total operating expenses of $162,396 and a total net loss as of July 31, 2012 of $4,229,573

Impairment of Mortgage Receivable and Accrued Interest Receivable

On September 3, 2010, the Ameri Metro 2010 acquired a security interest in a mortgage note receivable from a related party in exchange for 120,000 its shares of common stock and $700 cash.  The mortgage receivable had an outstanding principal balance due at the date of acquisition of $3,723,353.  The mortgage is secured by real property located in the state of Pennsylvania, bears interest at 10.5%. Full payment was due in January 2013; installment payments are due per a schedule if and when parcels are sold prior to January 2013.  The Note was extended to June 30, 2013; payment was not received by June 30, 2013 and the note is now in default.

On July 31, 2012 the above mentioned mortgage note receivable was deemed uncollectible by the Company and an impairment of the entire mortgage receivable was recorded to reflect the worthlessness of the asset.  The impairment was $3,723,353.  In addition, the interest receivable associated with the mortgage receivable was also deemed uncollectible and the entire receivable was written off in the amount of $343,824.

Related Party Note

A related party loaned funds to the Company to pay certain expenses. The loan is unsecured, non-interest bearing, and has no specific terms of repayment.  The loan was partially paid off through the issuance of 1,250 shares of common stock in the Company on July 31, 2012.  The remaining balance of the loan is $59,989 at July 31, 2012.

Related Party Transactions

Cumberland County Real Estate.  On June 24, 2010, Penndel Land Company (a related party through common ownership) transferred certain real estate located in Cumberland County, Pennsylvania along with a mortgage it held on the property and related accrued interest to the Company.  Penndel took the deed in lieu of foreclosing on the original mortgagee.  The mortgage carries an interest rate of 12%.  The mortgage required payment in full on December 15, 2010.  The transaction was accounted for as an asset acquisition.

The land acquisition was recorded as follows:

Description	Amount
Land	$ 1,494,077
Mortgage payable	(1,130,000)
Accrued interest payable	(364,077)
Total	$ 0

The mortgage payable and accrued interest were paid in full in August 2010 by the issuance of 44,348 common shares.

The Company took the deed from Rama Development LLC by deed in lieu of foreclosure. Rama Development LLC’s other lender foreclosed on the property in 2011 without proper notice to the Company and due process. Management believes the foreclosure is erroneous.

As a result of the foreclosure of the real estate during the year ended July 31, 2011, land in the amount of $1,494,077 and related accrued real estate taxes of $10,945 were removed from the balance sheet, and a foreclosure loss of $1,483,132 was reported.

Other Related Party Agreements

On December 1, 2010 a related party assigned contract rights related to a construction agreement with Alabama Toll Facilities, Inc. to the Company.  In connection with this assignment, the Company issued 200,000 shares of common stock and 250,000 shares of preferred stock to the related party as consideration for exclusive contract rights.

On July 15, 2011 the Company entered into a letter of interest with a related party in exchange for 250,000 shares of common stock and 200,000 shares of preferred stock of the Company.

On April 16, 2012 the Company entered into an agreement to purchase intellectual property from a related party in exchange for $8,000,000 per country license. The Company issued 100,000 shares of common stock to secure contract rights.

On January 13, 2013 the Company entered into a Letter of Intent with a related party.  The purpose being that the Company is contracting services for the build out of the Port Trajan 5 Terminals.

Going Concern

The Company has negative working capital, has incurred losses since inception, and has not yet received significant revenues from sales of products or services. The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts. These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its financial statements:

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue recognition

The Company does not currently have any issues with respect to revenue recognition policies, and does in all material respects, comply with generally accepted accounting principles.

Share-based payments

The Company may issue shares of common stock to employees and non-employees for services.  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

The Company will estimate the fair value of stock options and warrants using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable.  This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock and the expected life of stock options.  Projected data related to the expected volatility of stock options is based on the average volatility of the trading prices of comparable companies and the expected life of stock options is based upon the average term and vesting schedules of the options.  Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of our stock options and warrants.

The Company will estimate the fair value of shares of common stock issued for services based on the price of shares of the Company’s common stock sold in contemporaneous private placements of offerings on the date shares are granted.

Recent Accounting Pronouncements

No recent accounting pronouncements or policies were issued.

Discussion for the Fiscal Year Ended July 31, 2012 with the Fiscal Year Ended July 31, 2011

Total assets of the Company as of July 31, 2012 of $49,134 fell from total assets of $4,087,227 as of July 31, 2011 primarily due to the loss of the mortgage receivable recorded at $3,723,353 at July 31, 2011 and $0 at July 31, 2012.  Total current assets at July 31, 2012 rose from $1,907 at July 31, 2011 to $28,816.

In the fiscal year ended July 31, 2011, the Company recorded additional paid in capital of $5,276,794 consisting  of $3,722,641 from the shares of common stock issued to Jewel's Real Estate Limited Partnership in exchange for the assignment of the mortgage and $1,510,419 for the shares of common stock issued to Penndel to pay off the mortgage plus accrued interest.

Shah Mathias, as chief executive officer of the Company, has received no salary to date, and will not receive any salary until the effective date of this offering..

Total operating expenses increased to $162,396 for the fiscal year ended July 31, 2012 from $120,883 for the fiscal year ended July 31, 2011 and loss from operations was $162,396 for the fiscal year ended July 31, 2012 compared to $116,309 for the fiscal year ended July 31, 2011.

Liquidity.   The Company has no continuous methods of generating cash other than the sale of its stock.

Capital Resources. The Company did not incur any capital expenditures other than the purchase of office supplies and computer equipment.

Results of Operations. The Company completed no sales and received no revenues since inception other than from the sale of its securities.. The Company does not anticipate that it will generate revenue sufficient to cover its operating expenses until the close of this offering and the development of its business plan.

The Company has negative working capital and has incurred losses since inception.  The Company's auditors  have issued a note in their financial statements that the ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  The Company's auditors  determined that these factors create substantial doubt about the Company's ability to continue as a going concern.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for Ameri Metro, Inc. are included herewith.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules.  This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's  principal executive officer.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.  Based upon that evaluation, they believe that the Company's disclosure controls and procedures are not totally effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely.  The officer is directly involved in the day-to-day operations of the Company but is not experienced in the preparation or filing the reports required to be filed.  The Company intends to hire outside professional to assist in such preparation, analysis and filing.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's chief executive officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting  as of July 31, 2012, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of July 31, 2012, based on those criteria. The Company's management has identified material weaknesses in its internal control over financial reporting related to the following matters:

A lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on defective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

A lack of sufficient personnel in the accounting function due to the Company's limited resources with appropriate skills, training and experience to perform certain tasks as it relates to financial reporting.

The Company's plan to remediate those material weaknesses remaining is as follows:

Improve the effectiveness of the accounting group by continuing to augment existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. The Company plans to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once it generates significantly more revenue, or raises significant additional working capital.

Improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

The independent registered public accounting firm has not issued an attestation report on the effectiveness of the internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Date Term Commenced
Shah Mathias James Becker Steve Trout Naresh Mirchandani Shahjahan C. Mathias Donald E. (“Nick”) Williams, Jr. Keith A. Doyle Carter Clews Suhail Matthias	53 53 56 45 46 56 54	Director, Chief Executive Officer Director, President Director, Secretary/Treasurer Director Director Director Director Director Director	June 12, 2012 June 12, 2012 June 12, 2012 June 12, 2012 June 12, 2012 June 12, 2012 June 12, 2012 September 1, 2012 September 1, 2012

Each director received 1,000,000 shares of stock for service to the Company.  Mr. Shah Mathias received additional shares for service to the Company.  The shares have no stated value.

Messrs. Mathias, Becker, Trout, Mirchandani, Williams and Matthias each received 100,000 shares of stock for their service to the Company.

Shah Mathias, Chief Executive Officer and Director.  Mr. Mathias has an extensive background in real estate and property development. Beginning in 1988, Mr. Mathias commenced his career in real estate with the personal acquisition and like-kind exchange sales of investment property. In 1992, Mr. Mathias started a mortgage-banking corporation underwriting loans under his own name and selling such loans on the open market. By 2000, Mr. Mathias’ company had underwritten more than $1 billion in loans. In 2002, Mr. Mathias started Penndel Land Co., a real estate company which now has substantial assets and property. Mr. Mathias received his education at Penn State Institute of Technology.

James Becker, President and a director. Mr. Becker is an experienced entrepreneur in the Pennsylvania area. In 1990, Mr. Becker purchased a partnership in a family style restaurant and in 1992 bought out his partner and added additional seating capacity. In 1997, he purchased a second restaurant and later sold both. In 2004, Mr. Becker became Vice President of Sales for Yorktowne Casket Company, a 14 state independent casket distributor company, where he managed the 34 sales representatives and oversaw its continued sales force. In 2007, Yorktowne Casket was sold to Matthews International.  Mr. Becker currently serves as a Regional Sales Manager for Matthews International where he manages an eight member sales force and personal accounts totaling $21 million in annual sales.  Mr. Becker begins his business knowledge and financial and personnel management skills to the Company.

Steve Trout, Secretary/Treasurer and a director. Mr. Trout has extensive experience in sales and marketing. Since 1997, he has handled all inside sales for Military and Commercial Fasteners Corporation, York, Pennsylvania. Prior to his employment with that company, Mr. Trout served as sales representative to several companies including MetLife and Dauphin Electric Supplies Co., both in Pennsylvania. Through his career Mr. Trout, has held account responsibility for over one hundred industrial accounts and increased sales to assigned industrial accounts substantially; prospected for and added new accounts and planned sales strategies for target accounts. Mr. Trout served as vice-chairman of Customer Service Committee, evaluated suggestions from coworkers and customers, created customer service survey and conducted interviews, compiled survey results and presented proposed improvements to company management. Mr. Trout received his M.B.A. degree from Syracuse University and his Bachelor of Business Administration from Pennsylvania State University.  Mr. Trout's business education and business experience provide the Company with a depth of expertise and business skills.

Naresh Mirchandani, Chief Financial Officer and a director. Mr. Mirchandani has more than 20 years experience in high volume financial administration and negotiations with a particular expertise in the areas of commercial and residential mortgage financing, mergers and acquisitions, tax abatement, budgetary planning and management, and government loan negotiation. As corporate controller for a domestic and offshore marketing firm, Mr. Mirchandani oversaw a budget of more than $180 million annually. Mr. Mirchandari was commissioned by the United States Bankruptcy Court Trustee’s office to successfully develop a case against MCI, Inc., which the telecommunications giant was forced to settle for more than $7.5 million. For the past five years, Mr. Mirchandani has been a self employed consultant in mortgage banking and insurance products and services. A graduate with honors from India’s University of Bombay, Mr. Mirchandani also has a Masters of Business Administration from the Duke University Fuqua School of Business.  Mr. Mirchandani brings to the Company a financial and accounting expertise as well as experience in government regulation and land development.

.

Shahjahan C. ("Chuck") Mathias, Executive Vice President and a director. Mr. Chuck Mathias is a recognized authority in the marketing of electrical utility power backup systems, with a long history of working with nuclear power generation facilities, communications companies, large data centers and manufacturers of Uninterruptible Power Systems (UPS). Currently the Director of OEM Sales for C&D Technologies, he is responsible for having secured a $27 million contract with the government for the Minuteman Missile Launch System and increasing sales from $69 million to $83 million in a single 15-month period. In his earlier position as Utility Marketing Manager for Exide Corporation/EnerSys, Mr. Mathias was the Team Leader supporting government contract interface with the Air Force and the FAA. For the past five years, Mr. Mathias has worked in the sale and marketing design for power back up systems on an as needed basis.  Mr. Chuck Mathias is the brother of Shah Mathias, CEO of the Company.  Mr. Mathias brings to the Company is knowledgeable and experienced with procuring government contracts, developing business strategies and working on complex and detailed projects.

Donald E. (“Nick”) Williams, Jr., a director. Nick Mr. Williams has over 30 years experience in Radiological Engineering, Environmental Safety and Health, Physics and Hazardous Material Management for both government and private industry in the U.S. and internationally. Mr. Williams holds a Bachelor of Science degree in biology from Providence College and an Masters of Science degree in Radiological Sciences from the University of Massachusetts-Lowell. Over the first 10 years of his career in the nuclear industry, Mr. Williams’ work was centered in the areas of power reactor construction, operation, and maintenance. Over the last 20 years, his focus has turned to decommissioning major power reactors and nuclear weapons complex facilities in the United States and abroad. These tasks involved the safe handling, packaging, and disposal of large quantities of radioactive and hazardous materials in accordance with stringent U.S. and international standards to ensure public and workforce safety. Mr. Williams has been a consultant to many utility companies (e.g. Exelon, Pacific Gas & Electric, British Nuclear), architect-engineers (e.g. Shaw, Westinghouse, CH2MHill), and government agencies (DOE, DOD). He was the owner of a private nuclear consulting firm with over 130 employees for 10 years, and currently holds the position of Director of Radiological Engineering for a large western U.S. company.  Mr. Williams provides the Company with a strong background in regulatory compliance, government contracts and public health and safety.  Mr. Williams will be instrumental in assisting in the development of the railroad and highway projects and dealing with environmental and waste issues.

Keith A. Doyle, a director.  Since 1995, Mr. Doyle has served as CEO and President of The Doyle Group, LTD, York, Pennsylvania, an unfranchised development company.  From 1983 to 1995, Mr. Doyle was a realtor in York County, Pennsylvania, was a multi-million dollar producer and served as President of the Board of Realtors of York County, Pennsylvania.

Suhail Matthias, a director. Mr. Matthias is the founder and CEO of Diamond Carriages, Ltd., a chauffeuring company started with a single taxi in 2002 and developed into a limousine service in Central London. Diamond Carriages is now listed among the top five limousine services by the popular United Kingdom reference site Zettai.

Carter Clews, a director, serves as Senior Vice President of International Marketing of the Company.  Mr. Clews works in the offshore property marketing field and as an international journalist specializing in geopolitical investment trends. Currently, Mr. Clews numbers among his clients resort and residential developments throughout the Caribbean and in select Mediterranean countries. Mr. Clews investment analyses frequently appear in such publications as International Living, Caribpro.com, and EscapeArtist.com. Mr. Clews also has extensive experience in politics, having worked in U.S. presidential campaigns and managed congressional campaigns throughout the United States. In the early 1980s, Clews served as Director of Communications for the U.S. Senate Conference of the Majority, a role in which he worked closely with the Reagan White House. In 1995, Mr. Clews was named the international Infomercial Writer of the Year.

None of the officers or directors of the Company has been a party to a bankruptcy petition, was convicted in a criminal proceeding or named in a pending criminal proceeding, nor has been temporarily or permanently enjoined from engaging in any type of business activity, including any securities related business.

Committees and Terms

The Board of Directors (the “Board”) has not established any committees. The Company will notify its shareholders for an annual shareholder meeting and that they may present proposals for inclusion in the Company’s proxy statement to be mailed in connection with any such annual meeting; such proposals must be received by the Company at least 90 days prior to the meeting. No other specific policy has been adopted in regard to the inclusion of shareholder nominations to the Board of Directors.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company.  The Company's board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly.  Based on this review, the board has determined that there are no independent directors.

Corporate Governance

The Company does not have a nominating nor audit committee of the board of directors.  The board of directors consists of one director.  At such time that the Company has a larger , board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee.

Conflicts of Interest

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company.  However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Code of Ethics

The Company has not at this time adopted a  Code of Ethics pursuant to rules described in Regulation S-K.  The Company intends to adopt a Code of Ethics to provide a manner of conduct.

ITEM 11.  EXECUTIVE COMPENSATION

Remuneration of Officers: Summary Compensation Table

No salaries or accrued compensation has been paid. There is no accrued compensation that is due to any member of the Company’s management. No executive officer has received cash compensation in excess of $100,000 in the Company's fiscal year.

Anticipated Officer and Director Remuneration

The Company has not paid any compensation to any officer. The Company intends to pay annual salaries to all its officers and will pay an annual stipend to its directors as soon as possible. The Company anticipates that it will compensate its officers at such time, if ever,  that it becomes a publicly trading company.  The Company anticipates that the Chief Executive Officer will receive compensation in cash and stock to equal $1,200,000 and the other key executive officers, including president, chief financial officer and secretary/treasurer compensation equal to $350,000 per annum.

The Company issues stock to the directors for their service to the Company. Although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program.  The Company also plans to compensate directors at $150,000 per annum, except independent directors which will receive compensation of $120,000 per annum.

Name and Position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity Incentive plan Compensation	Nonqualified deferred Compensation earnings	All other compensation	Total
Shah Mathias (1) CEO	2011 2012	$ 0	$ 0	10,100,000 (1)(2) 1,000,000 212,100,000	-0-	-0-	-0-	-0-	$ 0
James Becker President	2012	$ 0	$ 0	1,100,000(2)	-0-	-0-	-0-	-0-	$ 0
Steve Trout Secretary/ Treasurer	2012	$ 0	$ 0	1,125,000 (2)	-0-	-0-	-0-	-0-	$ 0
Naresh Michandani Director	2012	$ 0	$ 0	1,110,000 (2)	-0-	-0-	-0-	-0-	$ 0
Shahjahan Mathias Director	2012	$ 0	$ 0	1,100,000 (2)	-0-	-0-	-0-	-0-	$ 0
Donald Williams Director	2012	$ 0	$ 0	1,000,000 (2)	-0-	-0-	-0-	-0-	$ 0
Keith Doyle Director	2012	$ 0	$ 0	1,000,000 (2)	-0-	-0-	-0-	-0-	$ 0
Carter Clews Director	2012	$ 0	$ 0	1,030,000 (3)	-0-	-0-	-0-	-0-	$ 0
Suhail Matthias Director	2012	$ 0	$ 0	1,110,000 (2)	-0-	-0-	-0-	-0-	$ 0

(1) In 2011, Mr. Mathias owned 10,000,000 shares of Ameri Metro, Inc. which were converted as part of the merger with Yellowwood on a 1-for-1 basis into shares of Yellowwood.  The 212,100,000 shares were issued to Mr. Mathias without a stated value to the shares.

(2) Each of the named executive/director owned 100,000 shares of Ameri Metro, Inc. which were converted as part of the merger with Yellowwood on a 1-for-1 basis into shares of Yellowwood in 2012.  The listed shares were issued without a stated value to the shares.

(3) The named director owned 10,000 shares of Ameri Metro, Inc. which were converted as part of the merger with Yellowwood on a 1-for-1 basis into shares of Yellowwood in 2012.

Shah Mathias will receive 10% of the face value of all revenue contracts entered into by the Company.

The stock has been issued to the named employee without consideration for such issue and without any conditions or restrictions.

Employment Agreements

The Company has not entered into any employment agreements with any officers and key personnel.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of the date of this report regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

Name and Position	Shares Owned Before Offering	Percent of Class	Shares Owned After Offering (2)	Percent of Class
Shah Mathias, Director, Chief Executive Officer	233,200,000	95%	232,200,000	94.5%
James Becker, Director, President	1,100,000	*	1,045,000	*
Steve Trout, Director, Secretary; Treasurer	1,125,000	*	1,068,750	*
Naresh G Mirchandani., Director	1,110,000	*	1,054,500	*
Shahjahan C Mathias., Director	1,110,000	*	1,054,500	*
Donald Williams, Director	1,100,000	*	1,045,000	*
Keith Doyle, Director	1,000,000	*	950,000	*
Carter L. Clews, Director	1,030,000	*	978,500	*
Shuha Matthias, Director	1,100,000	*	1,054,500	*

* Less than 1%

(1)

Based on 245,554,421 shares of common stock outstanding.

(2)

Assumes all shares offered by the beneficial owners and management are sold.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Steve Trout, Secretary/Treasurer and a director, is the brother-in-law of Shah Mathias, the Chief Executive Officer of the Company. Shahjahan Mathias is the brother, and Sohual Matthias is the cousin, of Shah Mathias.

On September 3, 2010, the Jewel's Real Estate Limited Partnership (a partnership controlled by the Company's CEO) assigned a mortgage in the amount of $3,723,353 to the Company for certain undeveloped real property located in Pennsylvania in exchange for 120,000 shares of the Company's common stock and $700.  The mortgage bears interest at 10.5% and comes due in January 2013.  If parcels of the tract are sold  prior to that date installments payments will become due according to a schedule.  Interest income accrued for the year ended July 31, 2011 was $343,824.

The Company recorded additional paid in capital of $5,399,993 which consists of $3,722,641 from the common shares issued to Jewel's Real Estate Limited Partnership in exchange for the assignment of the mortgage and $1,510,419 for the common shares issued to Penndel to pay off the mortgage plus accrued interest.

Penndel Land Development Co. (a company controlled by the Company's CEO) held the mortgage to 50 acres of property in Cumberland County, Pennsylvania and assigned it to the Company in 2010.  The Company took the deed to that property when the borrower defaulted on the mortgage.  The owner of the property had used that property as security for another loan on which it defaulted and that lender foreclosed on the property and took title to the property through a Sheriffs Deed.  As a result of the foreclosure and issuance of Sheriff's Deed, the Company does not claim value for the land on its balance sheet for the year ended July 31, 2011.  The Company believes that notice and redemption was improper and that the foreclosure and issuance of Sheriff's Deed erroneous.

On April 14, 2010 the Company entered into a joint venture with Penndel Land Company, a related company primarily owned by the Shah Mathias, the Company’s Chief Executive Officer, whereby Penndel will be the Company's exclusive land developer, provider of financial services in connection with raising capital for the land development and provider of all requisite technology for the land development. As part of this joint venture, Penndel will receive a percentage of each class of shares in the Company in exchange for $10,000,000 worth of consulting services.

On October 30, 2010, the Company entered into an agreement with High Speed Rail Facilities, Inc. (a nonprofit entity established by the Company's CEO). Under the terms of the agreement, AMI will act as an agent and representative of High Speed Rail Facilities, Inc. to take actions necessary to secure the first and future phases of the financing applicable to the design, planning, engineering and related soft and hard costs of the construction of high speed rail and related activities. High Speed Rail Facilities, Inc. will be responsible for accepting, holding, administering, investing and disbursing funds obtained in connection with activities discussed above. The consulting fee will be 1.5% of the master bond indenture of $15 billion dollars.

In November 2011, the Company entered into agreement with High Speed Rail Facilities, Inc. and High Speed Rail Facilities Provider, Inc. (nonprofit corporations established by the Company CEO) to provide construction services and advisory services.

In July 2011, the Company signed a letter of intent with HSR Technologies, Inc. that HSR Technologies will provide to the Company exclusive use of rail technologies and use of its know-how for manufacturing of train sets meeting the new Federal Rail Administration and American Public Transportation Association safety specifications. The Company will pay HSR Technologies, Inc. a nonrefundable deposit of 250,000 common shares and 200,000 of preferred shares of the Company and the sum of $25,000,000 60 days after the Company becomes a listed company.

On December 1, 2010, Penndel Land Company (a related Party) assigned the contract rights related to a construction agreement entered into with Alabama Toll Facilities, Inc. No consideration was given in relation to the assignment of the contract rights. Under the terms of the agreement, the Company's subsidiary; GTI, will provide development and construction services. GTI will also act as an agent and representative to take actions necessary to secure the first and future phases of the financing applicable to the design, planning, engineering and related soft and hard costs of the construction of a toll road in the state of Alabama and related activities. The face amount of the contract is $6 billion at cost plus 30%, plus 2% over the adjustment for the increase in inflation, but not less than such amount that will result in a profit of $1.8 billion. In addition, GTI will receive a fee of 2% of the funds generated through financing it secures for the project.

The Company entered into an agreement with Penndel Land Company for assignment of the contract (a related company owned by Shah Mathias, CEO of the Company) for 200,000 shares of the Company's preferred stock and 250,000 shares of the Company's common stock to be transferred to Penndel at such time as the Company becomes a trading company.  The Company will also pay the initial sum of $40,000,000 to Penndel. Further consideration is to be paid as follows:

Payment to Penndel of two dollars and 13/100 ($2.13) per square foot of the right-of-way for construction of the roadway and for over pass air rights. Payment to Penndel of a sum equal to one dollar and 25/100 ($1.25) per square foot by one foot in height and sixty-nine cents ($0.69) per foot of height thereafter.

In the same agreement, the Company also secured additional construction contract for future phases adding an $8 billion dollar contract at cost plus 30 percent, plus 2 percent over the adjustment for the increase in inflation, but not less than such amount that will result in an additional profit of $2.4 billion. In addition GTI will receive a fee of 2 percent of the funds generated through financing it secures for the project.

In July 2011, the Company contracted with its related companies to sell to those companies the concession rights to build and operate development of those long-range planned Port Ostia, Port of De Claudius and KSJM airport projects. The Company signed a letter of intent that calls for Port of Ostia to pay to the Company$150,000,000 for concession rights, Port De Claudius to pay the Company $100,000,000, and KSJM airport to pay the Company $150,000,000.  None of these payments will be made until such time as the Company, and its related companies, are operating, have revenues and have instituted the business plan.

Related Companies

Shah Mathias, Chief Executive Officer of the Company, has organized and established three nonprofit corporations for the purpose of facilitating the development of the transportation systems. The nonprofit statutes provide a vehicle to issue bonds and to help secure infrastructure projects. The nonprofits have the discretion to turn over the infrastructure projects to a state or governing body having jurisdiction after the indebtedness has been paid. The nonprofits that Mr. Mathias has created are:

1)Alabama Toll Facilities, Inc. (ATFI)

2)Hi Speed Rail Facilities, Inc. (HSRF)

3)Hi Speed Rail Facilities Provider, Inc. (HSRFP)

Shah Mathias, CEO of the Company, has established a series of corporations with which to effect the transactions and development of the projects envisioned by the Company including the Port Trajan Facility, high speed rail projects and the Alabama Toll Road.  The Company has envisioned long-range ideas and plans to develop currently undeveloped areas through which the planned Alabama toll road will traverse. These plans include the development of an airport, sea shipping port and a high speed rail line.

Although these companies are not subsidiaries  of the Company, they are related companies as they are all under common control of Mr. Mathias.  Mr. Mathias has established these companies to basically serve as subcontractors for the operations of the planned transportation systems.

None of these companies has any operations or any revenues. Mr. Mathias (as president of each of these companies) has executed contracts between several of these companies and the Company. In each of these companies, Shah Mathias is the president and chief executive officer. No other officers or directors exist in any of these related companies. The Company owns 25% of each of the companies with the remaining ownership held directly or indirectly by Mr. Mathias.

1) HSR Freight line, Inc. Designed to handle all services for use of track time and trains for freight and freight forwarding services.  2) HSR Passenger Services, Inc. Designed to handle rail ticketing booking, reservations, and food services.

3) HSR Technologies, Inc. Designed to handle all building of suites and manufacturing of trains and rail tracks and provide fiber optics, telecommunications, and related technologies services.

4) HSR Logistics, Inc. Designed to handle all purchasing functions.

5) KSJM International Airport, Inc. Designed to eventually create an airport facility in inland Alabama

6) Port Of Ostia, Inc. Designed to handle all air cargo if and when an airport facility is created.

7) Port of De Claudius, Inc. Designed to handle sea container and port operations.

 8) AMERI Cement, Inc. Designed to handle cement needs for building Alabama toll road.

9) Lord Chauffeurs LTD: Designed to operate all passenger ground transportation.

10) Atlantic Energy & Utility Products, Inc. Designed to provide utility and maintenance service to above entities.

11) Penn Insurance Services LLC. Designed to provide insurance service to above entities.

12) Cape Horn Abstracting, Co. Designed to land title examination services.

13) Eastern Development & Design, Inc.  Designed to provide all civil engineering and architectural service.

14) Slater & West, Inc.  Designed to handle contract administration services and work force H R matters.

15) Malibu Homes, Inc. Designed to establish residential home building services.

16) Platinum Media, Inc. Designed to provide all media related services.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

        The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm of Silberstein Ungar, PLLC for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	July 31, 2011	July 31, 2012

Tax Fees	$14,000	$15,000

   The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended July 31, 2011 and 2012

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are incorporated by reference:

EXHIBITS

3.1

Articles of Incorporation (filed with the Form 10 November 9, 2011)

3.2

Amended by-laws (filed as part of the Form 8-K/A filed January 18, 2013)

5.0

Opinion of Counsel on legality of securities being registered (filed with the Registration Statement on Form S-1 filed June 13, 2013)

10.1

Master Indenture Agreement of Alabama Toll Facilities, Inc. (filed with the Form 8-K August 27, 2012)

10.2

Master Indenture Agreement of Hi Speed Rail Facilities, Inc. (filed with the Form 8-K August 27, 2012)

10.3

Master Indenture Agreement of Hi Speed Rail Facilities Provider, Inc. (filed with the Form 8-K

August 27, 2012)

10.4

June 12, 2012 Agreement and Plan of Reorganization (filed as part of the Form 8-K/A filed January 18, 2013)

10.5

TEMS engagement  (filed as part of the Form 8-K/A filed January 18, 2013)

10.6

Alabama Indenture Agreement (filed as part of the Form 8-K/A filed January 18, 2013)

10.7

High Speed Rail Indenture Agreement (filed as part of the Form 8-K/A filed January 18, 2013)

10.8

Damar Agreement (filed as part of the Form 8-K/A filed January 18, 2013)

10.9

Alabama Legislative Act 506 (filed as part of the Form 8-K/A filed January 18, 2013)

10.10

Form of subscription agreement for sale of the shares (filed with the Registration Statement on Form S-1 filed June 13, 2013)

10.11

Letter of Intent for Port Trajan property (filed with the Registration Statement on Form S-1 filed June 13, 2013)

23.1*

Consent of Accountants

31.1*                       Certificate of the Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*                       Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*                       Certificate of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*                       Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________________

* Filed herewith

** To be filed

FINANCIAL STATEMENTS

AMERI METRO, INC.

(FORMERLY YELLOWWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

AMERI METRO, INC.

(FORMERLY YELLOWWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

JULY 31, 2012

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of July 31, 2012 and July 31, 2011	F-2
Consolidated Statements of Operations for the years ended July 31, 2012 and 2011, and for the periods from April 13, 2010 (date of inception) to July 31, 2012	F-3
Consolidated Statement of Stockholders’ Equity (Deficit) as of July 31, 2012	F-4
Consolidated Statements of Cash Flows for the years ended July 31, 2012 and 2011 and for the period from April 13, 2010 (date of inception) to July 31, 2012	F-5
Notes to the Consolidated Financial Statements	F-6 - F-15

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Ameri Metro, Inc.

Red Lion, PA  17356

We have audited the accompanying consolidated balance sheets of Ameri Metro, Inc. as of July 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the period from April 13, 2010 (date of inception) to July 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ameri Metro, Inc., as of July 31, 2012 and 2011 and the results of its operations and cash flows for the years ended July 31, 2012 and 2011, and the period from April 13, 2010 (date of inception) to July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Ameri Metro, Inc. will continue as a going concern.  As discussed in Note 12 to the consolidated financial statements, the Company has incurred losses from operations, has limited working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 12. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 23, 2013

AMERI METRO, INC.

(FORMERLY YELLOWWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2012 AND 2011

	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$ 1,848	$ 1,907
Prepaid services	26,968	-
Total current assets	28,816	1,907

Office equipment, net of depreciation	828	-

Other assets
Accounts receivable - other	4,490	3,143
Mortgage receivable	-	3,723,353
Accrued interest receivable	-	343,824
Deposits	15,000	15,000
Total other assets	19,490	4,085,320

Total Assets	$ 49,134	$ 4,087,227

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accrued expenses	$ 62,106	$ 58,457
Loan payable – related party	59,989	100,000
Total Liabilities	122,095	158,457

Stockholders’ Equity (Deficit)
Common stock, par value $.0001, 1,000,000,000 shares authorized, 234,151,181 shares issued and outstanding as of July 31, 2012 (10,681,431– 2011)	23,415	1,068
Preferred stock, par value $.0001, 20,000,000 shares authorized, 450,000 shares issued and outstanding as of July 31, 2012 and July 31, 2011	45	45
Additional paid in capital	5,529,289	5,276,794
Stock subscriptions receivable	(47,000)	-
Deficit accumulated during the development stage	(5,578,710)	(1,349,137)
Total Stockholders’ Equity (Deficit)	(72,961)	3,928,770

Total Liabilities and Stockholders’ Equity (Deficit)	$ 49,134	$ 4,087,227

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

(FORMERLY YELLOWWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 31, 2012 AND 2011

FOR THE PERIOD FROM APRIL 13, 2010 (INCEPTION) TO JULY 31, 2012

	Year Ended July 31, 2012	Year Ended July 31, 2011	Period from April 13, 2010 (Inception) to July 31, 2012
REVENUES	$ -	$ 4,574	$ 4,574

OPERATING EXPENSES
Professional fees	85,074	106,388	256,712
Directors fees	9,300	-	9,300
Real estate taxes	-	-	10,945
Depreciation	207	-	207
General & administrative	67,815	14,495	83,289
TOTAL OPERATING EXPENSES	162,396	120,883	360,453

LOSS FROM OPERATIONS	(162,396)	(116,309)	(355,879)

OTHER INCOME (EXPENSE)
Interest income	-	343,824	343,824
Impairment of mortgage receivable and accrued interest receivable	(4,067,177)	-	(4,067,177)
Loss on foreclosure	-	(1,483,132)	(1,483,132)
Interest expense	-	(2,600)	(16,346)
TOTAL OTHER INCOME (EXPENSE)	(4,067,177)	(1,141,908)	(5,222,831)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(4,229,573)	(1,258,217)	(5,578,710)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME(LOSS)	$ (4,229,573)	$ (1,258,217)	$ (5,578,710)

LOSS PER SHARE: BASIC AND DILUTED	$ (0.23)	$ (0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	18,115,553	10,179,232

The accompanying notes are an integral part of these financial statements.

 AMERI METRO, INC.

(FORMERLY YELLOWWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

AS OF JULY 31, 2012

	Common Stock		Preferred Stock		Additional Paid in	Stock Subscriptions	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Inception, April 13, 2010	0	$ 0	0	$ 0	$ 0	$ 0	$ 0	$ 0

Shares issued to founder for cash at par value	10,000,000	1,000	-	-	-	-	-	1,000

Net loss for the period ended July 31, 2010							(90,920)	(90,920)

Balance, July 31, 2010	10,000,000	1,000	0	0	0	0	(90,920)	(89,920)

Shares issued for services	67,083	7	-	-	-		-	7

Shares issued to related party for contract rights	200,000	20	250,000	25	-	-	-	45

Shares issued to related party under Letter of Interest	250,000	25	200,000	20	-	-	-	45

Shares issued to pay off mortgage and accrued interest	44,348	4	-	-	1,510,419	-	-	1,510,423

Shares issued to acquire mortgage receivable	120,000	12	-	-	3,722,641	-	-	3,722,653

Shareholder capital contribution	-	-	-	-	43,734	-	-	43,734

Net loss for the year ended July 31, 2011							(1,258,217)	(1,258,217)

Balance, July 31, 2011	10,681,431	1,068	450,000	45	5,276,794	0	(1,349,137)	3,928,770

Shares for cash and subscriptions	500,000	50	-	-	98,600	(47,000)	-	51,650

Merger and reorganization	1,500,000	150	-	-	(150)	-	-	-

Shares issued for present and future services	210,812,500	21,081	-	-	53,599	-	-	74,680

Shares issued to related party for contract rights	10,656,000	1,066	-	-	446	-	-	1,512

Shares issued in payment of debt	1,250	-	-	-	100,000	-	-	100,000

Net loss for the year ended July 31, 2012							(4,229,573)	(4,229,573)

Balance, July 31, 2012	234,151,181	$ 23,415	450,000	$ 45	$5,529,289	$ (47,000)	$ (5,578,710)	$ (72,961)

The accompanying notes are an integral part of these financial statements.

 AMERI METRO, INC.

(FORMERLY YELLOWWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2012 AND 2011

FOR THE PERIOD FROM APRIL 13, 2010 (INCEPTION) TO JULY 31, 2012

	Year Ended July 31, 2012	Year Ended July 31, 2011	Period from April 13, 2010 (Inception) to July 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the period	$ (4,229,573)	$ (1,258,217)	$ (5,578,710)
Issuance of stock for services	74,680	97	74,777
Issuance of stock for contract rights	1,512	-	1,512
Mortgage impairment	4,067,177	-	4,067,177
Loss on foreclosure	-	1,483,132	1,483,132
Depreciation expense	207	-	207
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) in account receivable - other	(1,347)	(3,143)	(4,490)
(Increase) decrease in accrued interest receivable	-	-	(343,824)
(Increase) in prepaid expenses	(26,968)	-	(26,968)
Increase in accrued interest payable – related party	-	-	13,746
Increase in accrued expenses	3,649	55,807	75,651
Cash flows provided (used) in operating activities	(110,663)	(66,148)	(237,790)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid to acquire fixed assets	(1,035)	-	(1,035)
Cash flows used in financing activities	(1,035)	-	(1,035)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid to acquire mortgage receivable	-	(700)	(700)
Issuance of common stock for cash	51,650	-	52,650
Related party loan - net	59,989	40,000	159,989
Shareholder capital contribution	-	43,734	43,734
Increase in deposits	-	(15,000)	(15,000)
Cash flows from (used in) financing activities	111,639	68,034	240,673

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(59)	1,886	1,848

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,907	21	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,848	$ 1,907	$ 1,848

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Land acquired through assumption of mortgage payable plus related accrued interest	$ -	$ -	$ 1,494,077
Issuance of stock to pay off mortgage and accrued interest	$ -	$ 1,510,423	$ 1,510,423
Issuance of stock to acquire mortgage receivable	$ -	$ 3,722,653	$ 3,722,653
Issuance of stock to fund future employment agreements	$ 23,168	$ -	$ 23,168
Issuance of stock for subscription receivable	$ 47,000	$ -	$ 47,000
Issuance of stock to pay related party debt	$ 100,150	$ -	$ 100,150

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

(FORMERLY YELLOWWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 1 – NATURE OF OPERATIONS

Ameri Metro, Inc. (“Ameri Metro” and the “Company”) was formed to engage primarily in high-speed rail for passenger and freight transportation and related transportation projects.  The Company initially intends to develop a Midwest high-speed rail system for passengers and freight.  Currently the Company is engaged in raising capital and entering into relationships in furtherance of its planned activities.

On June 12, 2012, a  simultaneous  execution  and closing was held under an Agreement and Plan of Merger (the Plan"), by and among Yellowwood Acquisition Corporation, James M Cassidy  ( then  president, secretary, and director)  ("Cassidy"), James McKillop (then vice president and director) and Ameri Metro, Inc., a corporation  organized under the laws of the State of Delaware ("Ameri Metro").

Under the Plan, Yellowwood redeemed 19,500,000 shares of the 20,000,000 outstanding shares of its common stock for $1,950.  Simultaneously, Yellowwood issued 1,000,000 shares of common stock at par value for an aggregate of $100 representing 67% of the total outstanding stock.  The Yellowwood  stock was distributed to the then common stock holders of Ameri Metro in exchange for their holdings in that Company on a pro rata basis. Also, on June 12, 2012, Ameri Metro, Inc. merged with Yellowwood Acquisition Corporation. As part of the merger, Yellowwood Acquisition Corporation, the surviving entity, changed its name to Ameri Metro, Inc.  Mr Cassidy and Mr McKillop also resigned as officers and directors of the Company and Shah Mathias was elected as sole director, president secretary, and treasurer.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements present the financial position, results of operations and cash flows for Ameri Metro, Inc. and its wholly-owned subsidiary, Global Transportation & Infrastructure, Inc.  Intercompany transactions and balances have been eliminated in consolidation.

The financial position, results of operations and cash flows as of, and for the period ended, July 31, 2012 include only the results of operations for AMI as GTI was not formed until December 1, 2010, and was inactive for the period from December 1, 2010 to July 31, 2012.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, and there has been no significant revenues there from.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a July 31 fiscal year end.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

AMERI METRO, INC.

(FORMERLY YELLOWWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, prepaid services, accrued expenses, and a loan payable to a related party. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment

The capital assets are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Reclassifications

Certain amounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current period statements.

Revenue Recognition

The Company has yet to realize significant revenues from operations and is still in the development stage.  The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is collection is reasonably assured.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

AMERI METRO, INC.

(FORMERLY YELLOWWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of July 31, 2012, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2012.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

AMERI METRO, INC.

(FORMERLY YELLOWWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of July 31, 2012 and July 31, 2011:

	2012	2011
Office equipment	$ 1,035	$ 0
Less: accumulated depreciation	(207)	0
Property and equipment, net	$ 828	$ 0

NOTE 4 – LAND

On June 24, 2010, the Company acquired approximately 50 acres of vacant land located in Cumberland County, Pennsylvania from a related party.

The Company took the deed from Rama Development LLC by deed in lieu of foreclosure. Rama Development LLC’s other lender foreclosed on the property without proper notice to the Company and due process. Management believes the foreclosure is erroneous.

As a result of the foreclosure of the real estate during the year ended July 31, 2011, land in the amount of $1,494,077 and related accrued real estate taxes of $10,945 were removed from the balance sheet.

NOTE 5 – IMPAIRMENT OF MORTGAGE RECEIVABLE AND ACCRUED INTEREST RECEIVABLE

On September 3, 2010, AMI acquired a security interest in a mortgage note receivable from a related party in exchange for 120,000 shares of AMI Company stock and $700 cash.  The mortgage receivable had an outstanding principal balance due at the date of acquisition of $3,723,353.  The Mortgage is secured by real property located in the state of Pennsylvania, bears interest at 10.5%. Full payment is due in January 2013; instalment payments are due per a schedule if and when parcels are sold prior to January 2013. The Note was extended to June 30, 2013; payment was not received by June 30, 2013 and the note is now in default.

On July 31, 2012 the above mentioned mortgage note receivable was deemed uncollectible by the Company and an impairment of the entire mortgage receivable was recorded to reflect the worthlessness of the asset.  The impairment was $3,723,353.  In addition, the interest receivable associated with the mortgage receivable was also deemed uncollectible and the entire receivable was written off in the amount of $343,824.

NOTE 6 – LOAN PAYABLE – RELATED PARTY

A related party loaned funds to the Company to pay certain expenses. The loan is unsecured, non-interest bearing, and has no specific terms of repayment.  $100,000 of the loan balance was paid off through the issuance of 1,250 shares of common stock in the Company on July 31, 2012.  The remaining balance of the loan is $59,989 at July 31, 2012.

AMERI METRO, INC.

(FORMERLY YELLOWWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 7 – RELATED PARTY TRANSACTIONS

A related party loaned funds to the Company to pay certain expenses. The loan is unsecured, non-interest bearing, and has no specific terms of repayment.  $100,000 of the loan balance was paid off through the issuance of 1,250 shares of common stock in the Company on July 31, 2012 leaving an unpaid balance of $59,989.

On June 24, 2010, Penndel Land Company (a related party through common ownership) transferred certain real estate located in Cumberland County, Pennsylvania along with a mortgage it held on the property and related accrued interest to the Company.  Penndel took the deed in lieu of foreclosing on the original mortgagee.  The mortgage carries an interest rate of 12%.  The mortgage required payment in full on December 15, 2010.  The transaction was accounted for as an asset acquisition.

The land acquisition was recorded as follows:

Description	Amount
Land	$ 1,494,077
Mortgage payable	(1,130,000)
Accrued interest payable	(364,077)
Total	$ 0

The mortgage payable and accrued interest were paid in full in August 2010 by the issuance of 44,348 common shares.

The Company took the deed from Rama Development LLC by deed in lieu of foreclosure. Rama Development LLC’s other lender foreclosed on the property in 2011 without proper notice to the Company and due process. Management believes the foreclosure is erroneous.

As a result of the foreclosure of the real estate during the year ended July 31, 2011, land in the amount of $1,494,077 and related accrued real estate taxes of $10,945 were removed from the balance sheet, and a foreclosure loss of $1,483,132 was reported.

As discussed in Note 5, on September 3, 2010 AMI acquired a security interest in a mortgage note receivable from a related party in exchange for 120,000 shares of AMI Company stock and $700 cash.

As discussed in Note 12, on December 1, 2010 a related party assigned contract rights related to a construction agreement with Alabama Toll Facilities, Inc. to the Company.  In connection with this assignment, the Company issued 200,000 shares of common stock and 250,000 shares of preferred stock to the related party as consideration for exclusive contract rights.

As discussed in Note 12, on July 15, 2011 the Company entered into a letter of interest with a related party in exchange for 250,000 shares of common stock and 200,000 shares of preferred stock of the Company.

On April 16, 2012 the Company entered into an agreement to purchase intellectual property from a related party in exchange for $8,000,000 per country license. The Company issued 100,000 shares of common stock to secure contract rights.

AMERI METRO, INC.

(FORMERLY YELLOWWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 8 – MORTGAGE PAYABLE – RELATED PARTY

On June 24, 2010, Penndel Land Company (a related party through common ownership)   transferred certain real estate located in Cumberland County, Pennsylvania along with a mortgage it held on the property and related accrued interest to the Company.  Penndel took the deed in lieu of foreclosing on the original mortgagee.  The mortgage carries an interest rate of 12%.  The mortgage required payment in full on December 15, 2010. The mortgage payable and accrued interest were paid in full in August 2010 by the issuance of 44,348 common shares.

NOTE 9 – CAPITAL STOCK

AMI was incorporated on April 13, 2010 in Delaware with authorized capital of 1,500 shares of common stock with no stated par value.  On April 30, 2010 the Company amended its Certificate of Incorporation to authorize 100,000,000 shares of common stock with a par value of .0001 per share and 20,000,000 of preferred stock with a par value of .0001 per share. On June 8, 2012, the Company amended its Certificate of Incorporation to change its authorized common shares to 1,000,000,000 shares.

On June 2, 2010, 10,000,000 shares were issued to the founder at par value for cash of $1,000.

During the fiscal year ended July 31, 2011, the Company issued 67,083 shares of common stock for administrative services rendered to facilitate the formation of the Company.

On August 7, 2010, the Company issued 44,348 common shares to Penndel Land Company, a related party, as full payment on the $1,130,000 mortgage note payable and the $380,423 accrued interest payable.

On September 3, 2010, AMI acquired a security interest in a mortgage note receivable from a related party in exchange for 120,000 shares of AMI Company stock and $700 cash.

On July 22, 2011, AMI issued 200,000 shares of common stock and 250,000 shares of preferred stock to a related party as consideration for exclusive contract rights.

On July 22, 2011, the Company issued 250,000 shares of common stock and 200,000 shares of preferred stock under a letter of interest with a related party.

During the year ended July 31, 2011 a shareholder contributed $43,734 in cash as contributed capital.

On June 12, 2012, the Company was reorganized under a simultaneous execution and closing held under an Agreement and Plan of Merger by and among Yellowwood Acquisition Corporation, and Ameri Metro, Inc.

Under the Plan, Yellowwood redeemed 19,500,000 shares of the 20,000,000 outstanding shares of its common stock for $1,950.  Simultaneously, Yellowwood issued 1,000,000 shares of common stock at par value for an aggregate of $100 representing 67% of the total outstanding stock.  The Yellowwood  stock was distributed to the then common stock holders of Ameri Metro in exchange for their holdings in that Company on a pro rata basis. Also, on June 12, 2012, Ameri Metro, Inc. merged with Yellowwood Acquisition Corporation. As part of the merger, Yellowwood Acquisition Corporation, the surviving entity, changed its name to Ameri Metro, Inc.

AMERI METRO, INC.

(FORMERLY YELLOWWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 9 – CAPITAL STOCK (CONTINUED)

During the year ended July 31, 2012 the Company issued 500,000 shares of common stock for cash proceeds of $51,650, plus a stock subscription receivable of $47,000.

During the year ended July 31, 2012 the Company issued 210,812,500 shares of common stock as payment for current and future services from employees, board members, consultants, and professional advisors.  The shares were valued at $74,680 by the board of directors.

During the year ended July 31, 2012 the Company issued 1,250 shares of common stock valued at $100,000 as payment for debts of the Company.  The value of the shares was determined by agreement between the Company and the creditor.

During the year ended July 31, 2012 the Company issued 10,656,000 shares of common stock valued at $1,512 in payment for various contract rights. Including 100,000 shares of common stock issued to a related party as earnest money in order to secure an exclusive licensing agreement involving two US patents.  The full price of the licensing agreement is $8,000,000 per country licensed.

NOTE 10 – INCOME TAXES

For the periods ended July 31, 2012, the Company has net losses in addition to prior years’ net taxable losses, the result is a net taxable loss carry-forward, and therefore the Company has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $5,578,700 at July 31, 2012, and will expire beginning in the year 2030.

The provision for Federal income tax consists of the following for the years ended July 31, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$ 1,438,000	$ 428,000
Less: valuation allowance	(1,438,000)	(428,000)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2012	July 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$ 1,897,000	$ 459,000
Valuation allowance	(1,897,000)	(459,000)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

AMERI METRO, INC.

(FORMERLY YELLOWWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Long-Range Ideas and Related Companies

The CEO of the Company, Shah Mathias, has organized and established three nonprofit corporations for the purpose of facilitating the development of the transportation systems. The nonprofit statutes provide a vehicle to issue bonds and to help secure infrastructure projects. The nonprofits have the discretion to turn over the infrastructure projects to a state or governing body having jurisdiction after the indebtedness has been paid. The nonprofits that Mr. Mathias has created are:

1)Alabama Toll Facilities, Inc. (ATFI)

2)Hi Speed Rail Facilities, Inc. (HSRF)

3)Hi Speed Rail Facilities Provider, Inc. (HSRFP)

In addition to the nonprofit companies discussed earlier, Shah Mathias, the CEO of the Company, has developed long-range ideas and plans to develop currently undeveloped areas through which a planned Alabama toll road will traverse. These plans include the development of an airport, sea shipping port and a high speed rail line. Mr. Mathias has established a series of corporations which, although not subsidiaries of the Company, are related companies as they are all under common control of Mr. Mathias. Mr. Mathias has established these companies to basically serve as subcontractors for the operations of the planned transportation systems.

None of these companies has any operations or any revenues. Mr. Mathias (as president of each of these companies) has executed contracts between several of these companies and the Company. In each of these companies, Shah Mathias is the president and chief executive officer. No other officers or directors exist in any of these related companies. The Company owns 25% of each of the companies with the remaining ownership held directly or indirectly by Mr. Mathias.

1) HSR Freight line, Inc. Designed to handle all services for use of track time and trains for freight and freight forwarding services.

 2) HSR Passenger Services, Inc. Designed to handle rail ticketing booking, reservations, and food services.

 3) HSR Technologies, Inc. Designed to handle all building of suites and manufacturing of trains and rail tracks and provide fiber optics, telecommunications, and related technologies services.

 4) HSR Logistics, Inc. Designed to handle all purchasing functions.

 5) KSJM International Airport, Inc. Designed to eventually create an airport facility in inland Alabama

 6) Port Of Ostia, Inc. Designed to handle all air cargo if and when an airport facility is created.

 7) Port of De Claudius, Inc. Designed to handle sea container and port operations.

 8) AMERI Cement, Inc. Designed to handle cement needs for building Alabama toll road.

 9) Lord Chauffeurs LTD: Designed to operate all passenger ground transportation.

 10) Atlantic Energy & Utility Products, Inc. Designed to provide utility and maintenance service to above entities.

 11) Penn Insurance Services LLC. Designed to provide insurance service to above entities.

 12) Cape Horn Abstracting, Co. Designed to land title examination services.

 13) Eastern Development & Design, Inc.  Designed to provide all civil engineering and architectural service.

 14) Slater & West, Inc. Designed to handle contract administration services and work force H R matters.

 15) Malibu Homes, Inc. Designed to establish residential home building services.

 16) Platinum Media, Inc. Designed to provide all media related services

AMERI METRO, INC.

(FORMERLY YELLOWWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

AMI entered into a contract on June 10, 2010 for the acquisition of the patents, rights, titles, and business of Damar Corporation LLC, the inventor/developer/manufacturer of Damar TruckDeck.  The Damar TruckDeck is a flexible truck deck storage and organization system with an integrated frame allowing the cargo deck to be used as a hauling surface.

AMI shall receive all rights and title to the patents, the TruckDeck system, and all related assets for a purchase price of $750,000 payable as $500,000 cash and the remaining $250,000 payable in the form of 7,500 shares of AMI’s common stock.  The cash portion is payable within 90 days of the successful completion of the registration as a publicly traded company pursuant to the Securities Act of 1933.

In addition, royalty payments equal to $2.50 for each unit sold from the items arising from the patent, including the Damar TruckDeck, for a period of five years.  After five years, the parties will renegotiate the terms of the agreement.  If no agreement can be reached, then the parties agree to extend the royalty payments for one additional year after which time all royalty payments will terminate.  AMI has agreed to issue to its securities attorney 500,000 common shares at par value for services rendered after its initial registration statement has gone effective.

In February 2011, the Company issued an offer letter to purchase a rebar plant for cash of $4,750,000 and an option to purchase management services to support the operations of the plant.

On March 1, 2011, the Company entered into a three month agreement with Transportation Economics & Management Systems, Inc. (TEMS) regarding consulting services in relation to the development of high-speed rail and other transportation projects by the Company.  The agreement was initially extended until March 1, 2012 and subsequently extended until September 2013.  Compensation for services under the agreement may not exceed $135,408 unless otherwise authorized by a supplemental agreement.  Currently, the project is anticipated to cost $460,000 and will take six months to complete including presentation to potential investors.

In July 2011, the Company entered into a month-to-month lease.  Rental expense for the twelve months ended July 31, 2012 and 2011 was $6,622 and $500, respectively.

NOTE 12 – LIQUIDITY AND GOING CONCERN

The Company has negative working capital, has incurred losses since inception, and has not yet received significant revenues from sales of products or services. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts. These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

AMERI METRO, INC.

(FORMERLY YELLOWWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 13 – SUBSEQUENT EVENTS

The Company executed a lease for office space dated August 31, 2012 for a three year term beginning January 1, 2013. Monthly payments due under the lease are approximately $2,635 for the first year.

On January 9, 2013, the Company signed a letter of intent with a related party to purchase land for a potential future project.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2013	By: /s/ Shah Mathias
Shah Mathias
Chief Executive Officer (Principal Executive Officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME

OFFICE

DATE

Shah Mathias

Director                     July 16, 2013

James Becker

Director                     July 16, 2013

Naresh Mirchandani

Director                     July 16, 2013

Shahjahan C. Mathias

Director                     July 16, 2013

Donald E. (“Nick”) Williams, Jr.

Director                     July 16, 2013

Sohual Matthias

Director                     July 16, 2013

Steve Trout

Director                     July 16, 2013

Carter Clews

Director                     July 16, 2013

Keith A. Doyle

Director                     July 16, 2013