Form 10-Q
period 2012-10-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2013-07-16
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-54546

AMERI METRO, INC.

(Exact name of registrant as specified in its charter)

YELLOWWOOD ACUISITION CORPORATION

(Former name of registrant)

Delaware	45-1877342
(State or otherjurisdiction ofincorporation ororganization)	(IRS EmployerIdentificationNo.)

3030 East Market Street York, Pennsylvania	17402
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 701-7726

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

At June 13, 2013, there were 245,554,421 shares of the issuer’s common stock outstanding.

AMERI METRO, INC.

For the Three Months Ended October 31, 2012

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of October 31, 2012 (unaudited) and July 31, 2012	4

	Consolidated Statements of Operations (unaudited) - For the Three Months ended October 31, 2012 and 2011, and for the period from April 13, 2010 (date of inception) to October 31, 2012	5

	Consolidated Statements of Cash Flows (unaudited) - For the Three Months ended October 31, 2012 and 2011 and for the period from April 13, 2010 (date of inception) to October 31, 2012	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		28

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERI METRO, INC.

BALANCE SHEETS

Unaudited

		October 31, 2012		July 31, 2012
Assets				
Current assets:				
Cash and cash equivalents	$	-	$	1,848
Prepaid employment fees		26,968		26,968
Total current assets		26,968		28,816
Office equipment, net of depreciation		777		828
Other assets				
Accounts receivable - other		4,490		4,490
Deposits		15,000.00		15,000.00
Total other assets		19,490.00		19,490.00
Total assets	$	47,235	$	49,134
Liabilities and Stockholders' (Deficit)				
Current liabilities:				
Bank overdraft	$	9	$	-
Accrued expenses		56,668		62,106
Loan payable – related party		70,919		59,989
Total current liabilities		127,596		122,095
Total liabilities		127,596		122,095
Stockholders' (deficit):				
Common stock, par value $.0001, 1,000,000,000 shares authorized, 234,151,181 shares issued and outstanding as of October 31, 2012 and July 31, 2012		23,415		23,415
Preferred stock, par value $.0001, 20,000,000 shares authorized, 450,000 shares issued and outstanding as of October 31, 2012 and July 31, 2012		45		45
Additional paid-in-capital		5,529,289		5,529,289
Stock subscription receivable		(47,000)		(47,000)
Deficit accumulated during the development stage		(5,586,110)		(5,578,710)
Total stockholders' (deficit)		(80,361)		(72,961)
Total liabilities and stockholders' (deficit)	$	47,235	$	49,134

See accompanying notes to financial statements

AMERI METRO, INC.

(FORMERLY YELLOWWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 1 – NATURE OF OPERATIONS

Ameri Metro, Inc. (“Ameri Metro” and the “Company”) was formed to engage primarily in high-speed rail for passenger and freight transportation and related transportation projects.  The Company initially intends to develop a Midwest high-speed rail system for passengers and freight.  Currently, the Company is engaged in raising capital and entering into relationships in furtherance of its planned activities.

On June 12, 2012, a  simultaneous  execution  and closing was held under an Agreement and Plan of Reorganization (the Plan"), by and among Yellowwood Acquisition Corporation, James M Cassidy  (then  president, secretary, and director)  ("Cassidy"), James McKillop (then vice president and director) and Ameri Metro, Inc., a corporation  organized under the laws of the State of Delaware ("Ameri Metro").

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

The financial position, results of operations and cash flows as of, and for the period ended, October 31, 2012 include only the results of operations for AMI as GTI was not formed until December 1, 2010, and was inactive for the period from December 1, 2010 to October 31, 2012.

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

OCTOBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accrued expenses, and a loan payable to a related party. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

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

OCTOBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of October 31, 2012, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2012.

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

AMERI METRO, INC.

(FORMERLY YELLOWWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of October 31, 2012 and July 31, 2012:

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

NOTE 6 – LOAN PAYABLE – RELATED PARTY

A related party loaned funds to the Company to pay certain expenses. The loan is unsecured, non-interest bearing, and has no specific terms of repayment.  The loan was partially paid off through the issuance of 1,250 shares of common stock in the Company on July 31, 2012.  The remaining balance of the loan is $70,919 at October 31, 2012.

AMERI METRO, INC.

(FORMERLY YELLOWWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 7 – RELATED PARTY TRANSACTIONS

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

OCTOBER 31, 2012

NOTE 8 – MORTGAGE PAYABLE – RELATED PARTY

On June 24, 2010, Penndel Land Company (a related party through common ownership)   transferred certain real estate located in Cumberland County, Pennsylvania along with a mortgage it held on the property and related accrued interest to the Company.  Penndel took the deed in lieu of foreclosing on the original mortgagee.  The mortgage carries an interest rate of 12%.  The mortgage requires payment in full on December 15, 2010. Interest expense for the period ended July 31, 2010 was $13,746.  No interest was paid. The mortgage payable and accrued interest were paid in full in August 2010 by the issuance of 44,348 common shares.

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

During the current fiscal year, the Company issued 67,083 shares of common stock for administrative services rendered to facilitate the formation of the Company.

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

OCTOBER 31, 2012

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

NOTE 10 – INCOME TAXES

For the period ended October 31, 2012, the Company has net losses in addition to prior years’ net taxable losses, the result is a net taxable loss carry-forward, and therefore the Company has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $5,586,260 at October 31, 2012, and will expire beginning in the year 2030.

The provision for Federal income tax consists of the following for the three months ended October 31, 2012 and 2011:

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

OCTOBER 31, 2012

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Long-Range Ideas and Related Companies

The CEO of the Company, Shah Mathias, has organized and established three nonprofit corporations for the purpose of facilitating the development of the transportation systems. The nonprofit statutes provide a vehicle to issue bonds and to help secure infrastructure projects. The nonprofits have the discretion to turn over the infrastructure projects to a state or governing body having jurisdiction after the indebtedness has been paid. The nonprofits that Mr. Mathias has created are:

1) Alabama Toll Facilities, Inc. (ATFI)

2) Hi Speed Rail Facilities, Inc. (HSRF)

3) Hi Speed Rail Facilities Provider, Inc. (HSRFP)

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

OCTOBER 31, 2012

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

In July 2011, the Company entered into a month-to-month lease.  Rental expense for the twelve months ended July 31, 2012 was $6,622 and for the three months ended October 31, 2012 was $1,500.

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

OCTOBER 31, 2012

NOTE 13 – SUBSEQUENT EVENTS

On January 9, 2013, the Company signed a letter of intent with a related party to purchase land for a potential future project.

On January 13, 2013 the Company entered into a Letter of Intent with a related party.  The purpose being that the Company is contracting services for the build out of the (Port Trajan 5 Terminals). In 2010 the Company was appointed as the agent and representative of HSRFP to perform all required tasks and actions to develop and construct such projects ‘for Hi Speed Rail Facilities Provider, Inc. under the a Letter of Intent the Project comprises of five Phases 872 acres W/Intermortal facilities. ‘For Hi Speed Rail Facilities Provider Inc. (Port Trajan) Phase one (1)  comprises of 345 acres . Purchase price is, $350,000 per acres this will include all on site horizontal Improvements. In addition off-site Improvement in the amount of Twenty Million dollars ($20,000,000.00). As to any subsequent price Per Phase will have the baseline at $350,000 per acre including, on site horizontal improvements and contribute prorated portion towards the off-site improvements plus 2 percent over the cost of inflation. Vertical construction cost will be determined at later date.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference, include “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Examples of forward-looking statements include, but are not limited to any statements, predictions and expectations regarding our earnings, revenues, sales and operations, operating expenses, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products, services and distribution channels, anticipated growth strategies, planned capital raises, ability to attract distributors and customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are often identified by the use of words such as “may,” “might,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek” and similar expressions and variations or the negativities of these terms or other comparable terminology.

These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which is subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause actual results to differ materially from those stated or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “Risk Factors” in this Form 10-Q and incorporated by reference herein. We undertake no obligation to revise or update publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason except as otherwise required by law.

The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report, our Annual Report on Form 10-K for the year ended July 31, 2012 and in our other reports filed with the Securities and Exchange Commission (the “SEC”).

Results of Operations

Comparison of the Three Months Ended October 31, 2012 and 2011

The Company has no source of continuing revenues and only received minimal revenues of less than $100 and $27,000 in the three months ended October 31, 2012 and 2011, respectively.

For the three months ended October 31, 2012 and 2011, the Company had total operating expenses of $7,432 and $75,099, respectively, and a total net loss from inception of $5,586,110 as of October 31, 2012.

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

Related Party Note

A related party loaned funds to the Company to pay certain expenses. The loan is unsecured, noninterest bearing, and has no specific terms of repayment.  The loan was partially paid off through the issuance of 1,250 shares of common stock in the Company on July 31, 2012.  The remaining balance of the loan is $70,919 at October 31, 2012.

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

Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts. These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Sharebased payments

The Company may issue shares of common stock to employees and nonemployees for services.  Stockbased compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

The Company will estimate the fair value of stock options and warrants using the BlackScholes optionpricing model, which was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable.  This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock and the expected life of stock options.  Projected data related to the expected volatility of stock options is based on the average volatility of the trading prices of comparable companies and the expected life of stock options is based upon the average term and vesting schedules of the options.  Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of our stock options and warrants.

The Company will estimate the fair value of shares of common stock issued for services based on the price of shares of the Company’s common stock sold in contemporaneous private placements of offerings on the date shares are granted.

Recent Accounting Pronouncements

For the three month period ended October 31, 2012, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Corporate Background

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

On June 12, 2012, Ameri Metro, Inc. ("Ameri Metro  2010") with Yellowwood Acquisition Corporation, a public reporting company. As part of the merger, Yellowwood Acquisition Corporation, the surviving entity, changed its name to Ameri Metro, Inc. and changed its fiscal year end to July 31.  Yellowwood had no ongoing business or operations and was established for the purpose of completing mergers and acquisitions with a target company, such as the former Ameri Metro 2010.

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

The Company has no revenue producing operations to date. The Company intends to develop numerous projects as opportunities are presented primarily in the transportation or transportationrelated fields. The Company believes that the need, demand and usage of alternative transportation such as high speed rail are increasingly important as the United States adopts policies to attempt to reduce its dependency on fossil fuels, particularly the automobile. The Company intends to develop and prepare the designs and concepts for feasible and profitable regional highspeed rail projects utilizing existing and new railbeds, stations, and equipment. The Company will prepare the complete project package including appraisals and estimates and will obtain contracts for the development of the railbeds and purchase of the equipment. The Company will present the complete project, working as project supervisor and coordinator, to municipalities and regional government agencies.  In addition to high speed rail projects, the Company will also develop other selected transportationrelated projects that promote efficient and improved transportation structures or plans.

Funding for individual projects of the Company will occur from bond offerings organized through various nonprofit entities and organizations sponsored or affiliated with municipal and government agencies.  Certain of these nonprofit entities or organizations may themselves be affiliated with, or related to, the Company and assist, or work in conjunction with, the Company in securing contracts and funds to develop projects.

On December 1, 2010, the Company formed its whollyowned subsidiary, Global Transportation & Infrastructure, Inc. (GTI). in the state of Delaware with an authorized capital of 100,000,000 shares of common stock with a par value of $.0001 and 20,000,000 shares of preferred stock with a par value of $.0001.  GTI was formed to provide development and construction services for the Alabama highway project including securing financing for the design, planning, engineering and related costs for its construction and to engage in the construction of highspeed rail for passenger and freight transportation and related transportation projects for the Company.

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

Business Plan

The highspeed rail plan to be presented by the Company will likely utilize existing rail rightsofway to connect several metropolitan areas and states serving expanding populations. The major elements of the plan would include:

-

Use of existing rail rightsofway to connect rural, small urban and major metropolitan areas;

-

Operation of a "hubandspoke" passenger rail system providing service to and through one or more major hubs to locations throughout the United States;

-

Introduction of modern trail equipment operating at speeds up to 110 mph;

-

Provision of multimodal connections to improve system access;

-

Improvement in reliability and ontime performance;

-

Development or expansion of a feeder bus system linking outlying areas to railroad stations;

-

Acquiring new train equipment including train sets and spares;

-

Track improvement, including replacement and upgrades, additional sidings, signal and communications systems, and gradecrossing improvements;

-

Construction or improvement of railroad grade crossings and passenger stations.

The following discussion outlines the steps as the Company anticipates that will occur in regard to the adoption and implementation of a high-speed rail system by a regional or local municipality.  To date, the Company has not developed any rail systems.

The Company plans that it will prepare the feasibility study and locate contractors and manufacturers to complete and work and provide cost estimates. Because highspeed rail travel is already inplace in much of Europe and Asia, the Company anticipates working with European companies to furnish the highspeed equipment, such as locomotives and passenger cars.

The Company will put proposed contracts together with the supporting feasibility study, appraisals, cost/benefit analysis, TEMS study, transportation history and other data to create a complete regional project proposal.  The Company will then present such project proposals to the municipalities (state or local) as a complete and finished project. The local or regional municipality will then independently analyze and discuss the Company's proposal.  If accepted, the Company anticipates that, upon approval, the local municipality will effectuate a bond offering for the funding of the highspeed rail project.  The Company anticipates that the projects will be financed by bonds or indentures offered by sponsored or affiliated nonprofit organizations of the applicable local or municipal government or agency.  Such nonprofit entities may also be affiliates or companies related to the Company.

The Company anticipates that the municipalities will be favorably receptive to the proposed highspeed rail project for many reasons. Political pressure is increasing to find alternate transportation systems as the price of gas and environmental risk of drilling and using petroleum products rises. Highway maintenance is increasingly expensive as the price of materials and labor increases.  Highway congestion is an increasing urban problem. The Company will present a project as a total package thereby providing the municipalities with the complete overview and relieving it of the time and costs involved in studying the proposal, seeking pricing information and projecting results. In addition, the Company believes that it may be able to effect economies of scale by purchasing new and renovating existing equipment and facilities on an integrated regional basis rather than in fractured individual areas or small municipalities.

Once a proposed highspeed rail project is accepted and a financing bond issue is effected by the municipality, the Company will act as the project manager and oversee the entire project including not only the development of the project but its continued operations as well. The Company will also serve as the main central point for coordination of and between the municipalities, contractors, and operators of the project and, once established, the rail system.

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

Alabama Indenture Agreement

On December 1, 2010, ATFI entered into a Master Trust Indenture agreement with as HSRF Trustee, which has agreed to serve as the trustee for the bond offering of up to $7,000,000,000 of ATFI Revenue Bonds once it determines to effect such an offering, if ever. The Alabama Indenture indicates that the developer for the project will be GTI.  In April 2012 the Alabama Indenture was amended to reflect a Master Indenture of $20,000,000,000.  The Master Agreement provides the basic terms and conditions of any bond issuance such as use of an escrow agent, rights of bond holders, sale of bonds, etc. At the time that any bonds are to be issued, the Company will engage an asset manager and trustee for the indenture.

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

The advantages of the Damar TruckDeck system are as follows:

1. Organize gear in removable containers with the DAMAR Load-N-Go containers, easily converting a truck's usage by quickly swapping containers.  2. Protect items in lockable hatches. Lockable, repositionable hatches protect items in the Load-N-Go containers from theft and weather while a rear hatch allows the full length of the bed to be used for securing longer materials.

2. Keep ability to haul large items. The recessed CargoDeck surface is built to support and haul large materials and equipment, and by maintaining some bed wall height there is no need to strap items down.

3. Can be installed or removed in minutes by one person with no tools and no drilling. The Damar Corporation has entered into contracts for sale of its Damar TruckDeck with Lowe's, The Home Depot, Advanced Auto Parts, Sam's Club, Costco and Meyer Distributing.

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

The Company anticipates that such project will be completed in phases the first of which is the purchase of an initial 345 acres at $350,000 per acre.  The purchase price will include all on-site horizontal improvements.  Off-site improvements will be acquired at an additional $20,000,000. The land is currently owned by a related company and the Company has entered into a letter of intent for its purchase.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures.

Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules.  This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's  principal executive officer.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.  Based upon that evaluation, they believe that the Company's disclosure controls and procedures are not totally effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely.  The officer is directly involved in the daytoday operations of the Company but is not experienced in the preparation or filing the reports required to be filed.  The Company intends to hire an outside professional to assist in such preparation, analysis and filing.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a15 of the Securities Exchange Act of 1934. The Company's chief executive officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting  as of October 31, 2012, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of October 31, 2012, based on those criteria.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

230,065,000 shares to its directors, of which Shah Mathias received 212,100,000 shares

400,000 shares to four individuals for legal services

315,000 shares to 21 individuals for consulting services

481,000 shares to 48 shareholders of Penndel Land Company in a 1-for-1 exchange of shares

As of October 31, 2012, the period covered by this Report, the Company had 234,151,181 shares outstanding.

On November 10, 2012, subsequent to the date covered by this Report, the Company issued 126,000 shares of its common stock to certain individuals for services to the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6.  Exhibits.

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2013

/s/ Shah Mathias

Title: Chief Executive Officer

(Principal executive officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME

OFFICE

DATE

Shah Mathias

Director                     July 16, 2013

James Becker

Director                    July 16, 2013

Naresh Mirchandani

Director                    July 16, 2013

Shahjahan C. Mathias

Director                    July 16, 2013

Donald E. (“Nick”) Williams, Jr.

Director                   July 16, 2013

Sohual Matthias

Director                   July 16, 2013

Steve Trout

Director                   July 16, 2013

Carter Clews

Director                   July 16, 2013

Keith A. Doyle

Director                   July 16, 2013

Exhibit Index

Exhibit Number	Description
3.1 3.2 5.0 10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.9 10.10 10.11 31.1* 31.2* 32.1* 32.2*

Articles of Incorporation (filed with the Form 10 November 9, 2011)

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

High Speed Rail Indenture Agreement (filed as part of the Form 8-K/A filed January 18, 2013)

Damar Agreement (filed as part of the Form 8-K/A filed January 18, 2013)

Alabama Legislative Act 506 (filed as part of the Form 8-K/A filed January 18, 2013)

Form of subscription agreement for sale of the shares (filed with the Registration Statement on Form S-1 filed

    June 13, 2013)

Letter of Intent for Port Trajan property (filed with the Registration Statement on Form S-1 filed June 13, 2013

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