Form 10-Q
period 2013-01-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2013-07-16
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

AMERI METRO, INC.

For the Three and Six Months Ended January 31, 2013

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

	Consolidated Balance Sheets as of January 31, 2013 (unaudited) and July 31, 2012	4

	Consolidated Statements of Operations (unaudited) - For the Three and Six Months ended January 31, 2013 and 2012, and for the period from April 13, 2010 (date of inception) to January 31, 2013	5

	Consolidated Statements of Cash Flows (unaudited) - For the Three and Six Months ended January 31, 2013 and 2012 and for the period from April 13, 2010 (date of inception) to January 31, 2013	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures	30

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERI METRO, INC.

BALANCE SHEETS

Unaudited

	January 31, 2013		July 31, 2012	
Assets				
Current assets:				
Cash and cash equivalents	$	-	$	1,848
Prepaid employment fees		26,968		26,968
Total current assets		26,968		28,816
Office equipment, net of depreciation		725		828
Other assets				
Accounts receivable - other		4,490		4,490
Deposits		15,000		15,000
Total other assets		19,490		19,490
Total assets	$	47,183	$	49,134
Liabilities and Stockholders' (Deficit)				
Current liabilities:				
Accrued expenses	$	37,106	$	62,106
Loan payable – related party		92,051		59,989
Total current liabilities		129,157		122,095
Total liabilities		129,157		122,095
Stockholders' (deficit):				
Common stock, par value $.0001, 1,000,000,000 shares authorized, 234,151,181 shares issued and outstanding as of January 31, 2013 and July 31, 2012		23,415		23,415
Preferred stock, par value $.0001, 20,000,000 shares authorized, 450,000 shares issued and outstanding as of January 31, 2013 and July 31, 2012		45		45
Additional paid-in-capital		5,529,289		5,529,289
Stock subscription receivable		(47,000)		(47,000)
Deficit accumulated during the development stage		(5,587,723)		(5,578,710)
Total stockholders' (deficit)		(81,974)		(72,961)
Total liabilities and stockholders' (deficit)	$	47,183	$	49,134

See accompanying notes to financial statements

AMERI METRO, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended January 31, 2013	(Restated) Three Months Ended January 31, 2012	Six Months Ended January 31, 2013	(Restated) Six Months Ended January 31, 2012	Period from April 13, 2010 (Inception) to January 31, 2013
Revenue	$ -	$ 0	$ 32	$ 0	$ 4,606
Operating Expenses:					
Professional fees	-	200	3,062	28,375	259,774
Directors fees	-	-	-	-	9,300
Real estate taxes	-	-	-	-	10,945
Depreciation	52	52	104	104	311
General and administrative	1,561	5,182	5,879	52,002	89,168
Total operating expenses	1,613	5,434	9,045	80,481	369,498
Loss from operations	(1,613)	(5,434)	(9,013)	(80,481)	(364,892)
Other income (expense):					
Interest income	-	97,591	-	196,195	343,824
Impairment of mortgage receivable and accrued interest receivable	-	-	-	-	(4,067,177)
Loss on foreclosure	-	-	-	-	(1,483,132)
Interest expense	-	-	-	-	(16,346)
Total other income (expense)	-	97,591	-	196,195	(5,222,831)
Income (loss) before provision for income taxes	(1,613)	92,157	(9,013)	115,714	(5,587,723)
Provision for income taxes	-	-	-	-	-
Net income (loss)	$ (1,613)	$ 92,157	$ (9,013)	$ 115,714	$ (5,587,723)
Basic and diluted income (loss) per share	$ (0.00)	$ 0.01	$ (0.00)	$ 0.01	
Weighted average common shares outstanding - basic and diluted	234,151,181	10,973,765	234,151,181	11,066,732	

See accompanying notes to financial statements

AMERI METRO, INC.

(FORMERLY YELLOWWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

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

On June 12, 2012, a  simultaneous  execution  and closing was held under an Agreement and Plan of Reorganization (the Plan"), by and among Yellowwood Acquisition Corporation, James M Cassidy  ( then  president, secretary, and director)  ("Cassidy"), James McKillop (then vice president and director) and Ameri Metro, Inc., a corporation  organized under the laws of the State of Delaware ("Ameri Metro").

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

The financial position, results of operations and cash flows as of, and for the period ended, January 31, 2013 include only the results of operations for AMI as GTI was not formed until December 1, 2010, and was inactive for the period from December 1, 2010 to January 31, 2013.

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

JANUARY 31, 2013

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

JANUARY 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of January 31, 2013, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2013.

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

AMERI METRO, INC.

(FORMERLY YELLOWWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of January 31, 2013 and July 31, 2012:

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

NOTE 6 – LOAN PAYABLE – RELATED PARTY

A related party loaned funds to the Company to pay certain expenses. The loan is unsecured, non-interest bearing, and has no specific terms of repayment.  The loan was partially paid off through the issuance of 1,250 shares of common stock in the Company on July 31, 2012.  The remaining balance of the loan is $92,051 at January 31, 2013.

AMERI METRO, INC.

(FORMERLY YELLOWWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

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

JANUARY 31, 2013

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

JANUARY 31, 2013

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

NOTE 10 – INCOME TAXES

For the period ended January 31, 2013, the Company has net losses in addition to prior years’ net taxable losses, the result is a net taxable loss carry-forward, and therefore the Company has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $5,587,700 at January 31, 2013, and will expire beginning in the year 2030.

The provision for Federal income tax consists of the following for the six months ended January 31, 2013 and 2012:

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

JANUARY 31, 2013

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

JANUARY 31, 2013

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

In July 2011, the Company entered into a month-to-month lease.  Rental expense for the twelve months ended July 31, 2012 was $6,622 and for the six months ended January 31, 2013 was $1,500.  On January 3, 2013 the Company entered into an arrangement with the lessors that will enable the Company to issue common stock as payment for rent, at the Company’s discretion from time to time.  As of January 31, 2013 no stock has been issued in payment of rent.

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

JANUARY 31, 2013

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

NOTE 13: CORRECTION OF ERRORS AND RESTATEMENTS

The Company has restated its Consolidated Statements of Operations for the three and six months ended January 31, 2012 and its Consolidated Statement of Cash Flows for the six months ended January 31, 2012 to correct errors in its accounting.  For those time periods, the Company recognized income from related parties that upon audit was deemed to be more accurately classified as loans from those related parties.

The revenues for the three and six months ended January 31, 2012 in both the Consolidated Statements of Operations and Consolidated Statements of Cash Flows  have been restated to correct the presentation of the previously reported income as additional funds received on loan from related parties.  This correction neither affects the presented Consolidated Balance Sheets nor the Consolidated Statement of Stockholders’ Equity (Deficit).

The following are the previous and corrected balances for the three months ended January 31, 2012:

AMERI METRO, INC.

(FORMERLY YELLOWWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 13: CORRECTION OF ERRORS AND RESTATEMENTS (CONTINUED)

The following are the previous and corrected balances for the six months ended January 31, 2012:

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described above.

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

Results of Operations

Comparison of the Three and Six Months Ended January 31, 2013 and 2012

The Company has no source of continuing revenues and only received minimal revenues of $0 and less than $100 in the three and six months ended January 31, 2013, respectively.  The Company had no revenues for the three and six months ended January 31, 2012.

For the three and six months ended January 31, 2013, the Company had total operating expenses of $1,613 and $9,045, respectively, a decrease from $5,434 and $80,481 for the three and six months ended January 31, 2012, respectively.  The Company had a total net loss from inception of $5,587,723 as of January 31, 2013.

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

Related Party Note

A related party loaned funds to the Company to pay certain expenses. The loan is unsecured, noninterest bearing, and has no specific terms of repayment.  The loan was partially paid off through the issuance of 1,250 shares of common stock in the Company on July 31, 2012.  The remaining balance of the loan is $92,051 at January 31, 2013.

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

Recent Accounting Pronouncements

For the six month period ended January 31, 2013, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

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

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a15 of the Securities Exchange Act of 1934. The Company's chief executive officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting  as of January 31, 2013, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of January 31, 2013, based on those criteria.

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

230,065,000 shares to its directors, of which Shah Mathias received 212,100,000 shares

400,000 shares to four individuals for legal services

315,000 shares to 21 individuals for consulting services

481,000 shares to 48 shareholders of Penndel Land Company in a 1-for-1 exchange of shares

On November 10, 2012, the Company issued 126,000 shares of its common stock to certain individuals for services to the Company.

As of January 31, 2013, the period covered by this Report, the Company had 234,151,181 shares outstanding.

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

___________________

* Filed herewith

** To be filed