Form 10-K
period 2013-07-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2013-11-12
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

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

$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2013

Common Stock, par value $0.0001	245,569,421 shares

Documents incorporated by reference:            None

PART I

FOREWARD LOOKING STATEMENTS

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

The Company has no revenue producing operations to date. The Company intends to develop numerous projects as opportunities are presented, primarily in the transportation or transportation-related fields. The Company believes that the need, demand and usage of alternative transportation such as high speed rail are increasingly important as the United States adopts policies to attempt to reduce its dependency on fossil fuels, particularly the automobile. The Company intends to develop and prepare the designs and concepts for feasible and profitable regional high-speed rail projects utilizing existing and new railbeds, stations, and equipment. The Company will prepare the complete project package including appraisals and estimates and will obtain contracts for the development of the railbeds and purchase of the equipment. The Company will present the complete project, working as project supervisor and coordinator, to municipalities and regional government agencies.  In addition to high speed rail projects, the Company will also develop other selected transportation-related projects that promote efficient and improved transportation structures or plans.

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

Through its subsidiary, GTI, the Company is also involved in the development of a new toll road in the State of Alabama.  The Company acquired from Penndel Land Company (a company solely owned by the president of Ameri Metro) the contract rights to a construction agreement with the Alabama Toll Facilities, Inc. ("ATFI", a non-profit company designated by the State of Alabama to act as the project developer for such a toll road and on which the president of Ameri Metro served as one of its four directors).  As such the Company has the development rights for such toll road.  The Company will need to secure the financing for the design, planning, engineering and related costs for the construction of the toll road.  If the Company is able to secure such financing, ATFI will effect a bond offering to purchase the land on which the toll road is to be located.

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

The following discussion outlines the steps as the Company anticipates that they will occur in regard to the adoption and implementation of a high-speed rail system by a regional or local municipality.  To date, the Company has not developed any rail systems.

The Company plans that it will prepare the feasibility study and locate contractors and manufacturers to complete the work and provide cost estimates. Because high-speed rail travel is already in-place in much of Europe and Asia, the Company anticipates working with European companies to furnish the high-speed equipment, such as locomotives and passenger cars.

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

Finally, upon adoption of a proposed high-speed rail project and the obtaining financing (through floating a bond offering by the nonprofit entity or otherwise), the Company intends to act as the project manager and oversee the entire project including not only the development, but also the continued operations of the high-speed rail project. The Company envisions it will also serve as the main central point for coordination of and between the municipalities, contractors, and operators of the project and, once established, the rail system.

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

Alabama Toll Road

The Company is working to develop a project to build a toll road in the State of Alabama.  Ameri Metro 2010 was developing this project at the time of the merger.  The planned toll road is designated as a 352 mile 4-lane road designed to be built from Orange Beach, Alabama to the Tennessee state line with the intent of connecting various rural sections of Alabama to Tennessee and more urban areas.  Shah Mathias, the CEO of the Company, perceived a need for such a road that would connect various rural sections of Alabama to Tennessee and with its more urban areas and began working on its development in 2005.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On June 13, 2013, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 for the offer and sale of 1,605,196 shares of common stock offered by the owners thereof offered at $3.75 per share.  At the time of this report, the registration statement has not become effective and no sales can be made pursuant to the registration statement until it becomes effective.

There is no public market for the Company’s common stock. No assurances can be given that a public market will develop or that, if a market does develop, it will be sustained.

The Company is authorized to issue 1,000,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2013 there were 245,569,421 shares of common stock issued and outstanding and 450,000 shares of preferred stock.

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

230,065,000 shares to its directors, of which Shah Mathias received 212,100,000 shares

400,000 shares to four individuals for legal services

315,000 shares to 21 individuals for consulting services

481,000 shares to 48 shareholders of Penndel Land Company in a 1-for-1 exchange of shares

As of July 31st, 2013, the period covered by this Report, the Company had 245,569,421 shares outstanding.

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

Discussion of Period Ended July 31, 2013

The Company has no source of continuing revenues and had no revenues in 2013.

For the year ended July 31, 2013, the Company had total operating expenses of $95,917 and a total net loss as of July 31, 2013 of $95,917.

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

Although the Company continues to attempt to collect on the note, on July 31, 2012 the above mentioned mortgage note receivable was deemed uncollectible by the Company and an impairment of the entire mortgage receivable was recorded to reflect the worthlessness of the asset.  The impairment was $3,723,353.  In addition, the interest receivable associated with the mortgage receivable was also deemed uncollectible and the entire receivable was written off in the amount of $343,824.

Related Party Note

A related party loaned funds to the Company to pay certain expenses. The loan is unsecured, non-interest bearing, and has no specific terms of repayment.  The loan was partially paid off through the issuance of 1,250 shares of common stock in the Company on July 31, 2012.  The remaining balance of the loan is $118,407 at July 31, 2013.

Related Party Agreements

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued during the year.  The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Discussion for the Fiscal Year Ended July 31, 2013 with the Fiscal Year Ended July 31, 2012

Total assets of the Company as of July 31, 2013 of $47,592 fell from total assets of $49,134 as of July 31, 2012 primarily due to the decrease of cash and cash equivalents from $1,848 at July 31, 2012 to $12 at July 31, 2013.  Total current assets at July 31, 2013 decreased from $28,816 at July 31, 2012 to $26,980.

In the fiscal year ended July 31, 2012, the Company recorded additional paid in capital of $252,495 consisting of $98,600 from shares of common stock issued cash and subscriptions, $53,599 from shares issued for present and future services, $100,000 for shares issued in payment of debt and $296 related to merger and reorganization and related party contract rights.

Shah Mathias, as chief executive officer of the Company, has received no salary to date, and will not receive any salary until the effective date of this offering.

Total operating expenses decreased to $95,917 for the fiscal year ended July 31, 2013 from $162,396 for the fiscal year ended July 31, 2012 and loss from operations was $95,917 for the fiscal year ended July 31, 2013 compared to $162,396 for the fiscal year ended July 31, 2012.

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

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's chief executive officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of July 31, 2013, based on the criteria established in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of July 31, 2013, based on those criteria. The Company's management has identified material weaknesses in its internal control over financial reporting related to the following matters:

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

Naresh Mirchandani, Chief Financial Officer and a director. Mr. Mirchandani has more than 20 years’ experience in high volume financial administration and negotiations with a particular expertise in the areas of commercial and residential mortgage financing, mergers and acquisitions, tax abatement, budgetary planning and management, and government loan negotiation. As corporate controller for a domestic and offshore marketing firm, Mr. Mirchandani oversaw a budget of more than $180 million annually. Mr. Mirchandari was commissioned by the United States Bankruptcy Court Trustee’s office to successfully develop a case against MCI, Inc., which the telecommunications giant was forced to settle for more than $7.5 million. For the past five years, Mr. Mirchandani has been a self-employed consultant in mortgage banking and insurance products and services. A graduate with honors from India’s University of Bombay, Mr. Mirchandani also has a Master’s of Business Administration from the Duke University Fuqua School of Business.  Mr. Mirchandani brings to the Company a financial and accounting expertise as well as experience in government regulation and land development.

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

Donald E. (“Nick”) Williams, Jr., a director. Nick Mr. Williams has over 30 years’ experience in Radiological Engineering, Environmental Safety and Health, Physics and Hazardous Material Management for both government and private industry in the U.S. and internationally. Mr. Williams holds a Bachelor of Science degree in biology from Providence College and an Master’s of Science degree in Radiological Sciences from the University of Massachusetts-Lowell. Over the first 10 years of his career in the nuclear industry, Mr. Williams’ work was centered in the areas of power reactor construction, operation, and maintenance. Over the last 20 years, his focus has turned to decommissioning major power reactors and nuclear weapons complex facilities in the United States and abroad. These tasks involved the safe handling, packaging, and disposal of large quantities of radioactive and hazardous materials in accordance with stringent U.S. and international standards to ensure public and workforce safety. Mr. Williams has been a consultant to many utility companies (e.g. Exelon, Pacific Gas & Electric, British Nuclear), architect-engineers (e.g. Shaw, Westinghouse, CH2MHill), and government agencies (DOE,

DOD). He was the owner of a private nuclear consulting firm with over 130 employees for 10 years, and currently holds the position of Director of Radiological Engineering for a large western U.S. company.  Mr. Williams provides the Company with a strong background in regulatory compliance, government contracts and public health and safety.  Mr. Williams will be instrumental in assisting in the development of the railroad and highway projects and dealing with environmental and waste issues.

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

Corporate Governance

The Company does not have a nominating nor audit committee of the board of directors.  The board of directors consists of one director.  At such time that the Company has a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee.

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

Anticipated Officer and Director Remuneration

The Company has not paid any compensation to any officer. The Company intends to pay annual salaries to all its officers and will pay an annual stipend to its directors as soon as possible. The Company anticipates that it will compensate its officers at such time, if ever, that it becomes a publicly trading company.  The Company anticipates that the Chief Executive Officer will receive compensation in cash and stock to equal $1,200,000 and the other key executive officers, including president, chief financial officer and secretary/treasurer compensation equal to $350,000 per annum.  Chief Executive Officer and other director and officer have not received any salaries for year ended July 31 2012. And shall not receive any salaries until such time the registration statement has become effective.

The Company issues stock to the directors for their service to the Company. Although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program.  The Company also plans to compensate directors at $150,000 per annum, except independent directors which will receive compensation of $120,000 per annum.

Name and Position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity Incentive plan Compensation	Nonqualified deferred Compensation earnings	All other compensation	Total
Shah Mathias (1) CEO	2011 2012	$ 0	$ 0	10,100,000 (1)(2) 1,000,000 212,100,000	-0-	-0-	-0-	-0-	$ 0
James Becker President	2012	$ 0	$ 0	1,100,000(2)	-0-	-0-	-0-	-0-	$ 0
Steve Trout Secretary/ Treasurer	2012	$ 0	$ 0	1,125,000 (2)	-0-	-0-	-0-	-0-	$ 0
Naresh Michandani CFO/ Director	2012	$ 0	$ 0	1,110,000 (2)	-0-	-0-	-0-	-0-	$ 0
Shahjahan Mathias Sr.VP/ Director	2012	$ 0	$ 0	1,100,000 (2)	-0-	-0-	-0-	-0-	$ 0
Donald Williams Director	2012	$ 0	$ 0	1,000,000 (2)	-0-	-0-	-0-	-0-	$ 0
Keith Doyle Director	2012	$ 0	$ 0	1,000,000 (2)	-0-	-0-	-0-	-0-	$ 0
Carter Clews Director	2012	$ 0	$ 0	1,030,000 (3)	-0-	-0-	-0-	-0-	$ 0
Suhail Matthias Director	2012	$ 0	$ 0	1,110,000 (2)	-0-	-0-	-0-	-0-	$ 0

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

* Less than 1%

(1)

Based on 245,569,421 shares of common stock outstanding.

(2)

Assumes all shares offered by the beneficial owners and management are sold.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Steve Trout, Secretary/Treasurer and a director, is the brother-in-law of Shah Mathias, the Chief Executive Officer of the Company. Shahjahan Mathias is the brother, and Sohual Matthias is the cousin, of Shah Mathias.

On September 3, 2010, the Jewel's Real Estate Limited Partnership (a partnership controlled by the Company's CEO) assigned a mortgage in the amount of $3,723,353 to the Company for certain undeveloped real property located in Pennsylvania in exchange for 120,000 shares of the Company's common stock and $700.  The mortgage bears interest at 10.5% and became due in January 2013.  If parcels of the tract were sold prior to that date installments payments become due according to a schedule.

The Company recorded additional paid in capital of $5,529,289 which consists of $3,722,641 from the common shares issued to Jewel's Real Estate Limited Partnership in exchange for the assignment of the mortgage and $1,510,419 for the common shares issued to Penndel to pay off the mortgage plus accrued interest.

Penndel Land Development Co. (a company controlled by the Company's CEO) held the mortgage to 50 acres of property in Cumberland County, Pennsylvania and assigned it to the Company in 2010.  The Company took the deed to that property when the borrower defaulted on the mortgage.  The owner of the property had used that property as security for another loan on which it defaulted and that lender foreclosed on the property and took title to the property through a Sheriffs Deed.  As a result of the foreclosure and issuance of Sheriff's Deed, the Company does not claim value for the land on its balance sheet for the years ended July 31, 2013 and 2012.  The Company believes that notice and redemption was improper and that the foreclosure and issuance of Sheriff's Deed erroneous.

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

Jewel’s Real Estate 1086 Master LLLP may sell, lease, or provide other real estate that it may own or is an equitable owner in, to the company.

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

	July 31, 2012	July 31, 2013

Audit and Quarterly Review fees	$15,000	$32,500

   The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended July 31, 2012 and 2013.

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

* Filed herewith

** To be filed

FINANCIAL STATEMENTS

AMERI METRO, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

AMERI METRO, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

JULY 31, 2013

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets as of July 31, 2013 and July 31, 2012

F-2

Consolidated Statements of Operations for the years ended July 31, 2013 and 2012, and for the periods from April 13, 2010 (date of inception) to

July 31, 2013

F-3

Consolidated Statement of Stockholders’ Equity (Deficit) as of July 31, 2013

F-4

Consolidated Statements of Cash Flows for the years ended July 31, 2013 and 2012 and for the period from April 13, 2010 (date of inception) to

July 31, 2013

F-5

Notes to the Consolidated Financial Statements

                                          F-6 - F-15

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Ameri Metro, Inc.

York, Pennsylvania

We have audited the accompanying consolidated balance sheets of Ameri Metro, Inc. as of July 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the period from April 13, 2010 (date of inception) to July 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ameri Metro, Inc., as of July 31, 2013 and 2012 and the results of its operations and cash flows for the years ended July 31, 2013 and 2012, and the period from April 13, 2010 (date of inception) to July 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

November 4, 2013

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2013 AND 2012

	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$ 12	$ 1,848
Prepaid services	26,968	26,968
Total current assets	26,980	28,816

Office equipment, net of depreciation	622	828

Other assets
Accounts receivable - other	4,490	4,490
Mortgage receivable	-	-
Accrued interest receivable	-	-
Deposits	15,500	15,000
Total other assets	19,990	19,490

Total Assets	$ 47,592	$ 49,134

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accrued expenses	$ 96,921	$ 62,106
Loans payable – related parties	118,407	59,989
Total Liabilities	215,328	122,095

Stockholders’ Equity (Deficit)
Common stock, par value $.0001, 1,000,000,000 shares authorized, 245,569,421 shares issued and outstanding as of July 31, 2013 (234,151,181– 2012)	24,557	23,415
Preferred stock, par value $.0001, 20,000,000 shares authorized, 450,000 shares issued and outstanding as of July 31, 2013 and July 31, 2012	45	45
Additional paid in capital	5,529,289	5,529,289
Stock subscriptions receivable	(47,000)	(47,000)
Deficit accumulated during the development stage	(5,674,627)	(5,578,710)
Total Stockholders’ Equity (Deficit)	(167,736)	(72,961)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 47,592	$ 49,134

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 31, 2013 AND 2012

FOR THE PERIOD FROM APRIL 13, 2010 (INCEPTION) TO JULY 31, 2013

	Year Ended July 31, 2013	Year Ended July 31, 2012	Period from April 13, 2010 (Inception) to July 31, 2013
REVENUES	$ -	$ -	$ 4,574

OPERATING EXPENSES
Professional fees	50,587	85,074	307,299
Directors fees	-	9,300	9,300
Real estate taxes	-	-	10,945
Depreciation	207	207	414
General & administrative	45,123	67,815	128,412
TOTAL OPERATING EXPENSES	95,917	162,396	456,370

LOSS FROM OPERATIONS	(95,917)	(162,396)	(451,796)

OTHER INCOME (EXPENSE)
Interest income	-	-	343,824
Impairment of mortgage receivable and accrued interest receivable	-	(4,067,177)	(4,067,177)
Loss on foreclosure	-	-	(1,483,132)
Interest expense	-	-	(16,346)
TOTAL OTHER INCOME (EXPENSE)	-	(4,067,177)	(5,222,831)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(95,917)	(4,229,573)	(5,674,627)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME(LOSS)	$ (95,917)	$ (4,229,573)	$ (5,674,627)

LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	240,924,501	18,115,553

The accompanying notes are an integral part of these financial statements.

 AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

AS OF JULY 31, 2013

	Common Stock		Preferred Stock		Additional Paid in	Stock Subscriptions	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Inception, April 13, 2010	0	$ 0	0	$ 0	$ 0	$ 0	$ 0	$ 0

Shares issued to founder for cash at par value	10,000,000	1,000	-	-	-	-	-	1,000

Net loss for the period ended July 31, 2010							(90,920)	(90,920)

Balance, July 31, 2010	10,000,000	1,000	0	0	0	0	(90,920)	(89,920)

Shares issued for services	67,083	7	-	-	-		-	7

Shares issued to related party for contract rights	200,000	20	250,000	25	-	-	-	45

Shares issued to related party under Letter of Interest	250,000	25	200,000	20	-	-	-	45

Shares issued to pay off mortgage and accrued interest	44,348	4	-	-	1,510,419	-	-	1,510,423

Shares issued to acquire mortgage receivable	120,000	12	-	-	3,722,641	-	-	3,722,653

Shareholder capital contribution	-	-	-	-	43,734	-	-	43,734

Net loss for the year ended July 31, 2011							(1,258,217)	(1,258,217)
Balance, July 31, 2011	10,681,431	1,068	450,000	45	5,276,794	0	(1,349,137)	3,928,770

Shares for cash and subscriptions	500,000	50	-	-	98,600	(47,000)	-	51,650

Merger and reorganization	1,500,000	150	-	-	(150)	-	-	-

Shares issued for present and future services	210,812,500	21,081	-	-	53,599	-	-	74,680

Shares issued to related party for contract rights	10,656,000	1,066	-	-	446	-	-	1,512

Shares issued in payment of debt	1,250	-	-	-	100,000	-	-	100,000

Net loss for the year ended July 31, 2012							(4,229,573)	(4,229,573)
	234,151,181	23,415	450,000	45	5,529,289	(47,000)	(5,578,710)	(72,961)

Shares issued for services	126,000	13						13

Shares issued for deposit	11,292,240	1,129						1,129

Net loss for the year ended July 31, 2013							(95,917)	(95,917)

Balance, July 31, 2013	245,569,421	$ 24,557	450,000	$ 45	$ 5,529,289	$ (47,000)	$ (5,674,627)	$ (167,736)

The accompanying notes are an integral part of these financial statements.

 AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2013 AND 2012

FOR THE PERIOD FROM APRIL 13, 2010 (INCEPTION) TO JULY 31, 2013

	Year Ended July 31, 2013	Year Ended July 31, 2012	Period from April 13, 2010 (Inception) to July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the period	$ (95,917)	$ (4,229,573)	$ (5,674,627)
Issuance of stock for services	13	74,680	74,790
Issuance of stock for contract rights	-	1,512	1,512
Mortgage impairment	-	4,067,177	4,067,177
Impairment of deposit	1,129		1,129
Loss on foreclosure	-	-	1,483,132
Depreciation expense	206	207	413
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) in account receivable - other	-	(1,347)	(4,490)
(Increase) decrease in accrued interest receivable	-	-	(343,824)
(Increase) in prepaid expenses	-	(26,968)	(26,968)
Increase in accrued interest payable – related party	-	-	13,746
Increase in accrued expenses	34,815	3,649	110,466
Cash flows provided (used) in operating activities	(59,754)	(110,663)	(297,544)

CASH FLOWS FROM INVESTING ACTIVITIES
Lease deposit	(500)		(500)
Acquisition of fixed assets	-	(1,035)	(1,035)
Cash flows used in investing activities	(500)	(1,035)	(1,535)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid to acquire mortgage receivable	-	-	(700)
Issuance of common stock for cash	-	51,650	52,650
Related party loan - net	58,418	59,989	218,407
Shareholder capital contribution	-	-	43,734
Increase in deposits	-	-	(15,000)
Cash flows from (used in) financing activities	58,418	111,639	299,091

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,836)	(59)	12
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,848	1,907	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 12	$ 1,848	$ 12

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Land acquired through assumption of mortgage payable plus related accrued interest	$ -	$ -	$ 1,494,077
Issuance of stock to pay off mortgage and accrued interest	$ -	$ -	$ 1,510,423
Issuance of stock to related party for deposit	$ 1,129	$ -	$ 1,129
Issuance of stock to acquire mortgage receivable	$ -	$ -	$ 3,722,653
Issuance of stock to fund possible future employment agreements	$ 13	$ 23,168	$ 23,181
Issuance of stock for subscription receivable	$ -	$ 47,000	$ 47,000
Issuance of stock to pay related party debt	$ -	$ 100,150	$ 100,150

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

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

The financial position, results of operations and cash flows as of, and for the period ended, July 31, 2012 include only the results of operations for AMI as GTI was not formed until December 1, 2010, and was inactive for the period from December 1, 2010 to July 31, 2013.

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

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, prepaid employment fees, accrued expenses, and loans payable to related parties. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

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

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of July 31, 2013, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2013.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of July 31, 2013 and July 31, 2012:

	2013	2012
Office equipment	$ 1,035	$ 1,035
Less: accumulated depreciation	(413)	(207)
Property and equipment, net	$ 622	$ 828

Depreciation expense totaled $206 and $207 for the fiscal years ended July 31, 2013 and 2012, respectively.

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

NOTE 5 – IMPAIRMENT OF MORTGAGE RECEIVABLE AND ACCRUED INTEREST RECEIVABLE

On September 3, 2010, AMI acquired a security interest in a mortgage note receivable from a related party in exchange for 120,000 shares of AMI Company stock and $700 cash.  The mortgage receivable had an outstanding principal balance due at the date of acquisition of $3,723,353.  The Mortgage is secured by real property located in the state of Pennsylvania, bears interest at 10.5%. Full payment is due in January 2013; instalment payments are due per a schedule if and when parcels are sold prior to January 2013. The Note has been extended to June 30, 2013.

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

NOTE 6 – LOANS PAYABLE – RELATED PARTIES

Related parties have loaned funds to the Company to pay operating expenses. The loans are unsecured, non-interest bearing, and have no specific terms of repayment.  $100,000 of the loan balance was paid off through the issuance of 1,250 shares of common stock in the Company on July 31, 2012.  No other repayments have been made to date. The remaining loan balances were $118,407 and $59,989 at July 31, 2013 and 2012, respectively.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

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

As discussed in Note 11, on December 1, 2010 a related party assigned contract rights related to a construction agreement with Alabama Toll Facilities, Inc. to the Company.  In connection with this assignment, the Company issued 200,000 shares of common stock and 250,000 shares of preferred stock to the related party as consideration for exclusive contract rights.

As discussed in Note 11, on July 15, 2011 the Company entered into a letter of interest with a related party in exchange for 250,000 shares of common stock and 200,000 shares of preferred stock of the Company.

On April 16, 2012 the Company entered into an agreement to purchase intellectual property from a related party in exchange for $8,000,000 per country license. The Company issued 100,000 shares of common stock to secure contract rights.

NOTE 8 – IMPAIRMENT OF DEPOSIT

Impairment losses will be recorded on assets used in operations when indicators of impairment are present. In accordance with ASC 360-10-35-17, an impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. An impairment loss totalling $1,129 was recorded in 2013 relating to a deposit made to a related party on a letter of intent, which was deemed to have no value at July 31, 2013.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

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

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

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

During the year ended July 31, 2013 the Company a) issued 126,000 shares of common stock valued at $13 to unrelated third parties as a “signing bonus” for potential future and b) issued 11,292,240 shares of common stock valued at $1,129 to a related party as a deposit on a future development. At July 31, 2013 the value of the services and deposit was determined to be zero and an impairment loss of $1,142 was recorded.  See Note 13.

NOTE 10 – INCOME TAXES

For the periods ended July 31, 2013, the Company has net losses in addition to prior years’ net taxable losses, the result is a net taxable loss carry-forward, and therefore the Company has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $5,673,000 at July 31, 2013, and will expire beginning in the year 2030.

The provision for Federal income tax consists of the following for the years ended July 31, 2012 and 2011:

	July 31, 2013	July 31, 2012
Federal income tax benefit attributable to:
Current operations	$ 32,600	$ 1,438,000
Less: valuation allowance	(32,600)	(1,438,000)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2013	July 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 1,929,600	$ 1,897,000
Valuation allowance	(1,929,600)	(1,897,000)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

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

 16) Platinum Media, Inc. Designed to provide all media related services

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

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

On January 13, 2013 the Company entered into a Letter of Intent with a related party.  The purpose being that the Company is contracting services for the build out of the (Port Trajan 5 Terminals). In 2010 the Company was appointed as the agent and representative of HSRFP to perform all required tasks and actions to develop and construct such projects ‘for Hi Speed Rail Facilities Provider, Inc. under the a Letter of Intent the Project comprises of five Phases 872 acres W/Intermortal facilities. ‘For Hi Speed Rail Facilities Provider Inc. (Port Trajan) Phase one (1)  comprises of 345 acres . Purchase price is, $350,000 per acres this will include all on site horizontal Improvements. In addition, off-site Improvement in the amount of Twenty Million dollars ($20,000,000.00). As to any subsequent price per phase will have the baseline at $350,000 per acre including, on site horizontal improvements and contribute prorated portion towards the off-site improvements plus 2 percent over the cost of inflation. Vertical construction cost will be determined at later date.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Operating Lease

On August 31, 2012, the Company entered into a lease for office space. The initial office was leased for $500 per month for four months ending December 31, 2012. On January 1, 2013, a larger space was leased for a term of three years for monthly rent of $2,635.

Future minimum lease payments due under the lease are as follows:

Fiscal year ended July 31, 2014	$ 31,620
Fiscal year ended July 31, 2015	31,620
Fiscal year ended July 31, 2016	13,174
Thereafter	0
Total minimum lease payments	$ 76,414

On January 3, 2013 the Company entered into an arrangement with the lessors that will enable the Company to issue common stock as payment for rent, at the Company’s discretion from time to time.  As of July 31, 2013 no stock has been issued in payment of rent.

Rental expense for the years ended July 31, 2013 and 2012 was $20,444 and $6,622, respectively.

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

NOTE 13 – SUBSEQUENT EVENTS

In October 2013, the Company’s Board of Directors voted to rescind the common shares issued during the year ended July 31, 2013 a) as signing bonuses to consultants for potential future services and b) to a related party as a deposit on a future development.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2013	By: /s/ Shah Mathias
Shah Mathias
Chief Executive Officer (Principal Executive Officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME

OFFICE

DATE

Shah Mathias

Director                     November 12, 2013

James Becker

Director                     November 12, 2013

Naresh Mirchandani

Director                     November 12, 2013

Shahjahan C. Mathias

Director                     November 12, 2013

Donald E. (“Nick”) Williams, Jr.

Director

November 12, 2013

Sohual Matthias

Director                     November 12, 2013

Steve Trout

Director                     November 12, 2013

Carter Clews

Director                     November 12, 2013

Keith A. Doyle

Director                     November 12, 2013