Form 10-Q
period 2013-10-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2013-12-16
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Yes ☐  No ☑

At October 31, 2013, there were 234,151,181 shares of the issuer’s common stock outstanding. 1

AMERI METRO, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

For the Three Months Ended October 31, 2013

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

	Consolidated Balance Sheets as of October 31, 2013 (unaudited) and July 31, 2013	F-1

	Consolidated Statements of Operations (unaudited) - For the Three Months ended October 31, 2013 and 2012, and for the period from April 13, 2010 (date of inception) to October 31, 2013	F-2

	Consolidated Statements of Cash Flows (unaudited) - For the Three Months ended October 31, 2013 and 2012 and for the period from April 13, 2010 (date of inception) to October 31, 2013	F-4

	Notes to Consolidated Financial Statements	F-5 - F-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERI METRO, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013

AMERI METRO, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

OCTOBER 31, 2013

Unaudited Financial Statements:

Consolidated Balance Sheets as of October 31, 2013 and July 31, 2013

F-1

Consolidated Statements of Operations for the three months ended October 31,

2013 and 2012, and for the period from April 13, 2010 (date of inception) to

October 31, 2013

F-2

Consolidated Statement of Stockholders’ Equity (Deficit) as of October 31, 2013

F-3

Consolidated Statements of Cash Flows for the three months ended July 31,

2013 and 2012 and for the period from April 13, 2010 (date of inception) to

October 31, 2013

F-4

Notes to the Consolidated Financial Statements

                                                F-5 - F-14

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS (Unaudited)

AS OF OCTOBER 31, 2013 AND JULY 31, 2013

	October 31, 2013	July 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$ 701	$ 12
Prepaid services	26,968	26,968
Total current assets	27,669	26,980

Office equipment, net of depreciation	570	622

Other assets
Accounts receivable - other	4,490	4,490
Mortgage receivable	-	-
Accrued interest receivable	-	-
Deposits	15,500	15,500
Total other assets	19,990	19,990

Total Assets	$ 48,229	$ 47,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accrued expenses	$ 78,101	$ 96,921
Loans payable – related parties	156,968	118,407
Total Liabilities	235,069	215,328

Stockholders’ Equity (Deficit)
Common stock, par value $.0001, 1,000,000,000 shares authorized, 234,151,181 shares issued and outstanding as of October 31, 2013 (245,569,421 – July 31, 2013)	23,415	24,557
Preferred stock, par value $.0001, 20,000,000 shares authorized, 450,000 shares issued and outstanding as of October 31, 2013 and July 31, 2013	45	45
Additional paid in capital	5,529,289	5,529,289
Stock subscriptions receivable	(47,000)	(47,000)
Deficit accumulated during the development stage	(5,692,589)	(5,674,627)
Total Stockholders’ Equity (Deficit)	(186,840)	(167,736)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 48,229	$ 47,592

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012

FOR THE PERIOD FROM APRIL 13, 2010 (INCEPTION) TO OCTOBER 31, 2013

	Three months ended October 31, 2013	Three months ended October 31, 2012	Period from April 13, 2010 (Inception) to October 31, 2013
REVENUES	$ -	$ 32	$ 4,574

OPERATING EXPENSES
Professional fees	3,550	3,062	310,849
Directors fees	-	-	9,300
Real estate taxes	-	-	10,945
Depreciation	52	52	466
General & administrative	14,360	4,318	142,772
TOTAL OPERATING EXPENSES	17,962	7,432	474,332

LOSS FROM OPERATIONS	(17,962)	(7,400)	(469,758)

OTHER INCOME (EXPENSE)
Interest income	-	-	343,824
Impairment of mortgage receivable and accrued interest receivable	-	-	(4,067,177)
Loss on foreclosure	-	-	(1,483,132)
Interest expense	-	-	(16,346)
TOTAL OTHER INCOME (EXPENSE)	-	-	(5,222,831)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(17,962)	(7,400)	(5,692,589)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME(LOSS)	$ (17,962)	$ (7,400)	$ (5,692,589)

LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	241,846,082	234,151,181

The accompanying notes are an integral part of these financial statements.

 AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

AS OF OCTOBER 31, 2013

	Common Stock		Preferred Stock		Additional Paid in	Stock Subscriptions	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Inception, April 13, 2010	0	$ 0	0	$ 0	$ 0	$ 0	$ 0	$ 0

Shares issued to founder for cash at par value	10,000,000	1,000	-	-	-	-	-	1,000

Net loss for the period ended July 31, 2010							(90,920)	(90,920)

Balance, July 31, 2010	10,000,000	1,000	0	0	0	0	(90,920)	(89,920)

Shares issued for services	67,083	7	-	-	-		-	7

Shares issued to related party for contract rights	200,000	20	250,000	25	-	-	-	45

Shares issued to related party under Letter of Interest	250,000	25	200,000	20	-	-	-	45

Shares issued to pay off mortgage and accrued interest	44,348	4	-	-	1,510,419	-	-	1,510,423

Shares issued to acquire mortgage receivable	120,000	12	-	-	3,722,641	-	-	3,722,653

Shareholder capital contribution	-	-	-	-	43,734	-	-	43,734

Net loss for the year ended July 31, 2011							(1,258,217)	(1,258,217)
Balance, July 31, 2011	10,681,431	1,068	450,000	45	5,276,794	0	(1,349,137)	3,928,770

Shares for cash and subscriptions	500,000	50	-	-	98,600	(47,000)	-	51,650

Merger and reorganization	1,500,000	150	-	-	(150)	-	-	-

Shares issued for present and future services	210,812,500	21,081	-	-	53,599	-	-	74,680

Shares issued to related party for contract rights	10,656,000	1,066	-	-	446	-	-	1,512

Shares issued in payment of debt	1,250	-	-	-	100,000	-	-	100,000

Net loss for the year ended July 31, 2012	-	-	-	-	-	-	(4,229,573)	(4,229,573)
	234,151,181	23,415	450,000	45	5,529,289	(47,000)	(5,578,710)	(72,961)

Shares issued for services	126,000	13	-	-	-	-	-	13

Shares issued for deposit	11,292,240	1,129	-	-	-	-	-	1,129

Net loss for the year ended July 31, 2013	-	-	-	-	-		(95,917)	(95,917)

Balance, July 31, 2013	245,569,421	24,557	450,000	45	5,529,289	(47,000)	(5,674,627)	(167,736)

Shares rescinded for deposit/services	(11,418,240)	(1,142)	-	-	-	-	-	(1,142)

Net loss for the period ended October 31, 2013	-	-	-	-	-		(17,962)	(17,962)

Balance, October 31, 2013	234,151,181	$ 23,415	450,000	$ 45	$ 5,529,289	$ (47,000)	$ (5,692,589)	$ (186,840)

The accompanying notes are an integral part of these financial statements.

 AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012

FOR THE PERIOD FROM APRIL 13, 2010 (INCEPTION) TO OCTOBER 31, 2013

	Three months Ended October 31, 2013	Three months Ended October 31, 2012	Period from April 13, 2010 (Inception) to October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the period	$ (17,962)	$ (7,400)	$ (5,692,589)
Issuance of stock for services	(13)	-	74,777
Issuance of stock for contract rights	-	-	1,512
Mortgage impairment	-	-	4,067,177
Impairment of deposit	(1,129)	-	-
Loss on foreclosure	-	-	1,483,132
Depreciation expense	52	51	465
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) in account receivable - other	-	-	(4,490)
(Increase) decrease in accrued interest receivable	-	-	(343,824)
(Increase) in prepaid expenses	-	-	(26,968)
Increase in accrued interest payable – related party	-	-	13,746
Increase (decrease) in accrued expenses	(18,820)	(5,438)	91,644
Cash flows provided (used) in operating activities	(37,872)	(12,787)	(335,416)

CASH FLOWS FROM INVESTING ACTIVITIES
Lease deposit	-	-	(500)
Acquisition of fixed assets	-	-	(1,035)
Cash flows used in investing activities	-	-	(1,535)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid to acquire mortgage receivable	-	-	(700)
Issuance of common stock for cash	-	-	52,650
Related party loan - net	38,561	10,930	256,968
Shareholder capital contribution	-	-	43,734
Increase in deposits	-	-	(15,000)
Cash flows from (used in) financing activities	38,561	10,930	337,652

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	689	(1,857)	701
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12	1,848	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 701	$ (9)	$ 701

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Land acquired through assumption of mortgage payable plus related accrued interest	$ -	$ -	$ 1,494,077
Issuance of stock to pay off mortgage and accrued interest	$ -	$ -	$ 1,510,423
Issuance of stock to related party for deposit	$ (1,129)	$ -	$ -
Issuance of stock to acquire mortgage receivable	$ -	$ -	$ 3,722,653
Issuance of stock to fund possible future employment agreements	$ (13)	$ -	$ 23,168
Issuance of stock for subscription receivable	$ -	$ -	$ 47,000
Issuance of stock to pay related party debt	$ -	$ -	$ 100,150

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013

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

The financial position, results of operations and cash flows as of, and for the period reported include only the results of operations for AMI as GTI was not formed until December 1, 2010, and was inactive for the period from December 1, 2010 to October 31, 2013.

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

OCTOBER 31, 2013

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

OCTOBER 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of October 31, 2013, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2013.

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

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of October 31, 2013 and July 31, 2013:

	October 31, 2013	July 31, 2013
Office equipment	$ 1,035	$ 1,035
Less: accumulated depreciation	(465)	(413)
Property and equipment, net	$ 570	$ 622

Depreciation expense totaled $52 and $206 for the periods ended October 31, 2013 and July 31, 2013, respectively.

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

NOTE 6 – LOANS PAYABLE – RELATED PARTIES

Related parties have loaned funds to the Company to pay operating expenses. The loans are unsecured, non-interest bearing, and have no specific terms of repayment.  $100,000 of the loan balance was paid off through the issuance of 1,250 shares of common stock in the Company on July 31, 2012.  No other repayments have been made to date. The remaining loan balances were $156,968 and $118,407 at October 31, 2013 and July 31, 2013, respectively.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013

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

NOTE 8 – IMPAIRMENT OF DEPOSIT

Impairment losses will be recorded on assets used in operations when indicators of impairment are present. In accordance with ASC 360-10-35-17, an impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. An impairment loss totalling $1,129 was recorded in 2013 relating to a deposit made to a related party on a letter of intent, which was deemed to have no value at July 31, 2013. Subsequently, in October 2013 the Company rescinded the shares that were issued as payment for the deposit, thus nullifying the transaction.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013

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

OCTOBER 31, 2013

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

During the year ended July 31, 2013 the Company a) issued 126,000 shares of common stock valued at $13 to unrelated third parties as a “signing bonus” for potential future and b) issued 11,292,240 shares of common stock valued at $1,129 to a related party as a deposit on a future development. At July 31, 2013 the value of the services and deposit was determined to be zero and an impairment loss of $1,142 was recorded.  (See Note 13.)  In October 2013, the Company’s Board of Directors voted to rescind the 11,418,240 common shares issued during the year ended July 31, 2013.

NOTE 10 – INCOME TAXES

For the periods ended October 31, 2013, the Company has net losses in addition to prior years’ net taxable losses, the result is a net taxable loss carry-forward, and therefore the Company has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $5,693,000 at October 31, 2013, and will expire beginning in the year 2030.

The provision for Federal income tax consists of the following for the periods ended October 31, 2013 and October 31, 2012:

	October 31, 2013	October 31, 2012
Federal income tax benefit attributable to:
Current operations	$ 6,107	$ 2,500
Less: valuation allowance	(6,107)	(2,500)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2013	July 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 1,935,500	$ 1,929,600
Valuation allowance	(1,935,500)	(1,929,600)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013

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

OCTOBER 31, 2013

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

AMI shall receive all rights and title to the patents, the TruckDeck system, and all related assets for a purchase price of $750,000 payable as $500,000 cash and the remaining $250,000 payable in the form of 7,500 shares of AMI’s common stock.  The cash portion is payable within 90 days of the successful completion of a planned stock offering.

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

On March 1, 2011, the Company entered into a three month agreement with Transportation Economics & Management Systems, Inc. (TEMS) regarding consulting services in relation to the development of high-speed rail and other transportation projects by the Company.  The agreement was initially extended until March 1, 2012 and subsequently extended until June 2014.  Compensation for services under the agreement may not exceed $135,408 unless otherwise authorized by a supplemental agreement.  Currently, the project is anticipated to cost $460,000 and will take six months to complete including presentation to potential investors.

On January 9, 2013, the Company signed a letter of intent with a related party to purchase land for a potential future project.

On January 13, 2013 the Company entered into a Letter of Intent with a related party.  The purpose being that the Company is contracting services for the build out of the (Port Trajan 5 Terminals). In 2010 the Company was appointed as the agent and representative of HSRFP to perform all required tasks and actions to develop and construct such projects for Hi Speed Rail Facilities Provider, Inc. under Letter of Intent. The Project comprises of five Phases totalling 872 acres with Intermortal facilities. For Hi Speed Rail Facilities Provider Inc. (Port Trajan) Phase one comprises of 345 acres. The expected purchase price is $350,000 per acre, which includes all on site horizontal improvements. In addition, off-site improvements in the amount of up to $20,000,000 may be needed. Subsequent prices per phase will have the baseline at $350,000 per acre including on site horizontal improvements and will contribute a prorated portion towards the off-site improvements plus 2 percent over the cost of inflation. Vertical construction cost will be determined at later date.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013

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

On January 3, 2013 the Company entered into an arrangement with the lessors that will enable the Company to issue common stock as payment for rent, at the Company’s discretion from time to time.  As of October 31, 2013 no stock has been issued in payment of rent.

Rental expense for the periods ended October 31, 2013 and July 31, 2013 was $7,905 and $20,444, respectively.

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

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report, our Annual Report on Form 10-K for the year ended July 31, 2013 and in our other reports filed with the Securities and Exchange Commission (the “SEC”).

Results of Operations

Comparison of the Three Months Ended October 31, 2013 and 2012

The Company has no source of continuing revenues and received no revenues for the three months ending October 31, 2013 and less than $100 in revenues for the three months ended October 31, 2012.

For the three months ended October 31, 2013 and 2012, the Company had total operating expenses of $17,962 and $7,432, respectively, and a total net loss from inception of $5,692,589 through October 31, 2013.

Impairment of Mortgage Receivable and Accrued Interest Receivable

On September 3, 2010, the Ameri Metro 2010 acquired a security interest in a mortgage note receivable from a related party in exchange for 120,000 its shares of common stock and $700 cash.  The mortgage receivable had an outstanding principal balance due at the date of acquisition of $3,723,353.  The mortgage is secured by real property located in the state of Pennsylvania, bears interest at 10.5%. Full payment was due in January 2013; installment payments are due per a schedule if and when parcels are sold prior to January 2013.  The Note was extended to June 30, 2013 and is now in default.

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

Related Party Note

A related party loaned funds to the Company to pay certain expenses. The loan is unsecured, noninterest bearing, and has no specific terms of repayment.  The loan was partially paid off through the issuance of 1,250 shares of common stock in the Company on July 31, 2012.  The remaining balance of the loan is $156,968 at October 31, 2013.

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

Recent Accounting Pronouncements

For the three month period ended October 31, 2013, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

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

The original Ameri Metro, Inc. prior to the merger (Ameri Metro 2010) was incorporated on April 13, 2010 in Delaware. with an authorized capitalization  of 1,500 shares of common stock. On April 30, 2010, Ameri Metro (2010) amended its certificate of incorporation to authorize 100,000,000 shares of common stock with a par value of $.0001 per share and 20,000,000 shares of preferred stock with a par value of $.0001 per share.  The Company, known as Yellowwood Acquisition Corporation prior to the merger, was incorporated on September 21, 2011 and has an authorized capitalization of 1,000,000,000 shares of common stock and 20,000,000 shares of preferred stock.

The Business

The Company intends to focus on high-speed rail for passenger and freight transportation and related and ancillary transportation businesses. The Company anticipates that it will provide various services for high-speed rail throughout the United States. The Company intends to secure manufacturing and technologies together with ancillary land development projects, sale of goods and services to government, civilian and commercial end users.

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

·

Use of existing rail rightsofway to connect rural, small urban and major metropolitan areas;

·

Operation of a "hubandspoke" passenger rail system providing service to and through one or more major hubs to locations throughout the United States;

·

Introduction of modern trail equipment operating at speeds up to 110 mph;

·

Provision of multimodal connections to improve system access;

·

Improvement in reliability and ontime performance;

·

Development or expansion of a feeder bus system linking outlying areas to railroad stations;

·

Acquiring new train equipment including train sets and spares;

·

Track improvement, including replacement and upgrades, additional sidings, signal and communications systems, and gradecrossing improvements;

·

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

The Company anticipates that such project will be completed in phases the first of which is the purchase of an initial 345 acres at $350,000 per acre.  The purchase price will include all on-site horizontal improvements.  Off-site improvements will be acquired at an additional $20,000,000. The land is currently owned by a related company and the Company has entered into a letter of intent for its purchase.  The Company entered into a letter of intent on January 9, 2013 with an expiration of February 7, 2013 to complete its due diligence of the project and the transaction.  The expiration date of the letter of intent has been extended to January 9, 2014. The letter of intent for the purchase is between Ameri Metro (purchaser) and the seller, Jewel Real Estate 1086 Master LLLP (having the following partners: Shah Mathias, his daughter Sarah Mathias and his son Jewel Mathias).

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

Nevertheless, it appears that significant competition generally exists in the industry, from private organizations or government agencies and entities. On the heels of the Department of Transportation’s recent request for high-speed rail proposals, its Federal Railroad Administration received 132 applications from 32 states totaling $8.8 billion. That was more than three times the $2.4 billion available. During the first round of awards in the fall of 2009, applicants submitted more than $55 billion in project proposals. That was nearly six times the initial $8 billion available from the American Recovery and Reinvestment Act. So overwhelming has the response been that Transportation Secretary LaHood observed at the time, that, “Demand for high-speed rail dollars is intense and it demonstrates just how important this historic initiative is. States understand that high-

speed rail represents a unique opportunity to create jobs, revitalize our manufacturing base, spur economic development and provide people with an environmentally friendly transportation option.”.

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

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a15 of the Securities Exchange Act of 1934. The Company's chief executive officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting  as of October 31, 2013, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of October 31, 2013, based on those criteria.

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

As of October 31, 2013, the period covered by this Report, the Company had 234,151,181 shares outstanding.

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

Date: December 16, 2013

By: /s/Shah Mathias

  Shah Mathias

Title: Chief Executive Officer

(Principal executive officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME

OFFICE

DATE

/s/Shah Mathias

Director                            December 16, 2013

/s/James Becker

Director                            December 15, 2013

/s/Naresh Mirchandani

Director                            December 15, 2013

/s/Shahjahan C. Mathias

Director                            December 15, 2013

/s/Donald E. (“Nick”) Williams, Jr.

Director                            December 15, 2013

/s/Sohual Matthias

Director                            December 15, 2013

/s/Steve Trout

Director                            December 15, 2013

/s/Carter Clews

Director                            December 15, 2013

/s/Keith A. Doyle

Director                            December 15, 2013

Exhibit Index

Exhibit Number	Description

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

10.11

Letter of Intent for Port Trajan property (filed with the Registration Statement on Form S-1 filed June 13, 2013)

23.1

Consent of Accountants

31.1*

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2*

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1*

 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING   AND FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2*

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING   AND FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

____________________

* Filed herewith

** To be filed