Form 10-Q
period 2014-01-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2014-03-21
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-54546

AMERI METRO, INC.

(Exact name of registrant as specified in its charter)

YELLOWWOOD ACUISITION CORPORATION

(Former name of registrant)

Delaware	45-1877342
(State or other jurisdiction ofincorporation or organization)	(IRS Employer Identification No.)

2575 Eastern Blvd. Suite 211 York, Pennsylvania	17402
(Address of principal executive offices)	(Zip Code)

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

Yes ☐  No ☑

At January 31, 2014, there were 233,383,681 shares of the issuer’s common stock outstanding.

AMERI METRO, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

For the Six Months Ended January 31, 2014

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of January 31, 2014 (unaudited) and July 31, 2013	F-1

	Consolidated Statements of Operations (unaudited) - For the Six Months ended January 31, 2014 and 2013, and for the period from April 13, 2010 (date of inception) to January 31, 2014	F-2

	Consolidated Statement of Stockholders’ Equity (Deficit) as of January 31, 2014	F-3

	Consolidated Statements of Cash Flows (unaudited) - For the Six Months ended January 31, 2014and 2013 and for the period from April 13, 2010 (date of inception) to January 31, 2014	F-4

	Notes to Consolidated Financial Statements	F-5 - F-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures

AMERI METRO, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

AMERI METRO, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

JANUARY 31, 2014

Consolidated Balance Sheets as of January 31, 2014 and July 31, 2013

F-1

Consolidated Statements of Operations for the three and six months ended

January 31, 2014 and 2013, and for the periods from April 13, 2010

(date of inception) to January 31, 2014

F-2

Consolidated Statement of Stockholders’ Equity (Deficit) as of January 31, 2014

F-3

Consolidated Statements of Cash Flows for the six months ended January 31, 2014 and 2013 and for the period from April 13, 2010 (date of inception) to

January 31, 2014

F-4

Notes to the Consolidated Financial Statements

   F-5 - F-14

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS (Unaudited)

AS OF JANUARY 31, 2014 AND JULY 31, 2013

	January 31, 2014	July 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$ 4,990	$ 12
Prepaid services	26,968	26,968
Total current assets	31,958	26,980

Office equipment, net of depreciation	518	622

Other assets
Accounts receivable - other	4,490	4,490
Mortgage receivable	-	-
Accrued interest receivable	-	-
Deposits	15,500	15,500
Total other assets	19,990	19,990

Total Assets	$ 52,466	$ 47,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accrued expenses	$ 178,784	$ 96,921
Loans payable – related parties	252,836	118,407
Loans payable	6,000	-
Total Liabilities	437,620	215,328

Stockholders’ Equity (Deficit)
Common stock, par value $.0001, 1,000,000,000 shares authorized, 233,383,681 shares issued and outstanding as of January 31, 2014 (245,569,421 – July 31, 2013)	$ 23,339	$ 24,557
Preferred stock, par value $.0001, 20,000,000 shares authorized, 450,000 shares issued and outstanding as of January 31, 2014 and July 31, 2013	45	45
Additional paid in capital	6,320,518	5,529,289
Stock subscriptions receivable	(47,000)	(47,000)
Deferred compensation	(416,250)	-
Deficit accumulated during the development stage	(6,265,806)	(5,674,627)
Total Stockholders’ Equity (Deficit)	(385,154)	(167,736)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 52,466	$ 47,592

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2014 AND 2013

FOR THE PERIOD FROM APRIL 13, 2010 (INCEPTION) TO JANUARY 31, 2014

	Three months ended January 31, 2014	Three months ended January 31, 2013	Six months ended January 31, 2014	Six months ended January 31, 2013	Period from April 13, 2010 (Inception) to January 31, 2014
REVENUES	$ -	$ -	$ -	$ 32	$ 4,574

OPERATING EXPENSES
Professional fees	7,063	-	10,613	3,062	317,912
Directors fees	(98)	-	(98)	-	9,202
Real estate taxes	-	-	-	-	10,945
Depreciation	52	52	104	104	518
Stock-based compensation	375,000	-	375,000	-	375,000
Officer Payroll	79,094	-	79,094	-	79,094
General & administrative	112,106	1,561	126,466	5,879	254,878
TOTAL OPERATING EXPENSES	573,217	1,613	591,179	9,045	1,047,549

LOSS FROM OPERATIONS	(573,217)	(1,613)	(591,179)	(9,013)	(1,042,975)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	-	343,824
Impairment of mortgage receivable and accrued interest receivable	-	-	-	-	(4,067,177)
Loss on foreclosure	-	-	-	-	(1,483,132)
Interest expense	-	-	-	-	(16,346)
TOTAL OTHER INCOME (EXPENSE)	-	-	-	-	(5,222,831)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(573,217)	(1,613)	(591,179)	(9,013)	(6,265,806)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME(LOSS)	$ (573,217)	$ (1,613)	$ (591,179)	$ (9,013)	$ (6,265,806)

LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	234,282,985	234,151,181	237,819,055	234,151,181

The accompanying notes are an integral part of these financial statements.

 AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

AS OF JANUARY 31, 2014

	Common Stock		Preferred Stock		Additional Paid in	Stock Subscriptions	Deferred	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	(Deficit)

Inception, April 13, 2010	0	$ 0	0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

Shares issued to founder for cash at par value	10,000,000	1,000	-	-	-	-		-	1,000
							-
Net loss for the period ended July 31, 2010								(90,920)	(90,920)

Balance, July 31, 2010	10,000,000	1,000	0	0	0	0	0	(90,920)	(89,920)

Shares issued for services	67,083	7	-	-	-		-	-	7

Shares issued to related party for contract rights	200,000	20	250,000	25	-	-	-	-	45

Shares issued to related party under Letter of Interest	250,000	25	200,000	20	-	-	-	-	45

Shares issued to pay off mortgage and accrued interest	44,348	4	-	-	1,510,419	-	-	-	1,510,423

Shares issued to acquire mortgage receivable	120,000	12	-	-	3,722,641	-	-	-	3,722,653

Shareholder capital contribution	-	-	-	-	43,734	-	-	-	43,734

Net loss for the year ended July 31, 2011								(1,258,217)	(1,258,217)
Balance, July 31, 2011	10,681,431	1,068	450,000	45	5,276,794	0	0	(1,349,137)	3,928,770

Shares for cash and subscriptions	500,000	50	-	-	98,600	(47,000)	-	-	51,650

Merger and reorganization	1,500,000	150	-	-	(150)	-	-	-	-

Shares issued for present and future services	210,812,500	21,081	-	-	53,599	-	-	-	74,680

Shares issued to related party for contract rights	10,656,000	1,066	-	-	446	-	-	-	1,512

Shares issued in payment of debt	1,250	-	-	-	100,000	-	-	-	100,000

Net loss for the year ended July 31, 2012								(4,229,573)	(4,229,573)
	234,151,181	23,415	450,000	45	5,529,289	(47,000)	0	(5,578,710)	(72,961)

Shares issued for services	126,000	13	-	-	-	-	-	-	13

Shares issued for deposit	11,292,240	1,129	-	-	-	-	-	-	1,129

Net loss for the year ended July 31, 2013	-	-	-	-	-	-	-	(95,917)	(95,917)

Balance, July 31, 2013	245,569,421	$ 24,557	450,000	$ 45	$ 5,529,289	$ (47,000)	0	$ (5,674,627)	$ (167,736)

Shares rescinded for deposit/services	(12,396,740)	(1,239)	-	-	-	-	-	-	(1,239)

Shares issued for compensation	211,000	21	-	-	791,229	-	(416,250)	-	375,000

Net loss for the period ended January 31, 2014								(591,179)	(591,179)

Balance, January 31, 2014	233,383,681	$ 23,339	450,000	$ 45	$ 6,320,518	$ (47,000)	(416,250)	$ (6,265,806)	$ (385,154)

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED JANUARY 31, 2014 AND 2013

FOR THE PERIOD FROM APRIL 13, 2010 (INCEPTION) TO JANUARY 31, 2014

	Six months ended January 31, 2014	Six months ended January 31, 2013	Period from April 13, 2010 (Inception) to January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the period	$ (591,179)	$ (9,013)	$ (6,265,806)
Issuance of stock for services	374,890	-	449,680
Issuance of stock for contract rights	-	-	1,512
Mortgage impairment	-	-	4,067,177
Impairment of deposit	(1,129)	-	-
Loss on foreclosure	-	-	1,483,132
Depreciation expense	104	104	517
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) in account receivable - other	-	-	(4,490)
(Increase) decrease in accrued interest receivable	-	-	(343,824)
(Increase) in prepaid expenses	-	-	(26,968)
Increase in accrued interest payable – related party	-	-	13,746
Increase (decrease) in accrued expenses	81,863	(25,000)	192,329
Cash flows provided (used) in operating activities	(135,451)	(33,909)	(432,995)

CASH FLOWS FROM INVESTING ACTIVITIES
Lease deposit	-	-	(500)
Acquisition of fixed assets	-	-	(1,035)
Cash flows used in investing activities	-	-	(1,535)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid to acquire mortgage receivable	-	-	(700)
Issuance of common stock for cash	-	-	52,650
Proceeds from loan	6,000	-	6,000
Related party loan – net	134,429	32,061	352,836
Shareholder capital contribution	-	-	43,734
Increase in deposits	-	-	(15,000)
Cash flows from (used in) financing activities	140,429	32,061	439,520

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,978	(1,848)	4,990
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12	1,848	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 4,990	$ -	$ 4,990

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Land acquired through assumption of mortgage payable plus related accrued interest	$ -	$ -	$ 1,494,077
Issuance of stock to pay off mortgage and accrued interest	$ -	$ -	$ 1,510,423
Issuance of stock to related party for deposit	$ (1,129)	$ -	$ -
Issuance of stock to acquire mortgage receivable	$ -	$ -	$ 3,722,653
Issuance of stock to fund possible future employment agreements	$ 416,250	$ -	$ 439,418
Issuance of stock for subscription receivable	$ -	$ -	$ 47,000
Issuance of stock to pay related party debt	$ -	$ -	$ 100,150

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

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

The financial position, results of operations and cash flows as of, and for the period reported include only the results of operations for AMI as GTI was not formed until December 1, 2010, and was inactive for the period from December 1, 2010 to January 31, 2014.

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

JANUARY 31, 2014

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

JANUARY 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of January 31, 2014, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2014.

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

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of January 31, 2014 and July 31, 2013:

	January 31, 2014	July 31, 2013
Office equipment	$ 1,035	$ 1,035
Less: accumulated depreciation	(517)	(413)
Property and equipment, net	$ 518	$ 622

Depreciation expense totaled $104 and $206 for the periods ended January 31, 2014 and July 31, 2013, respectively.

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

NOTE 6 – LOANS PAYABLE – RELATED PARTIES

Related parties have loaned funds to the Company to pay operating expenses. The loans are unsecured, non-interest bearing, and have no specific terms of repayment.  $100,000 of the loan balance was paid off through the issuance of 1,250 shares of common stock in the Company on July 31, 2012.  No other repayments have been made to date. The remaining loan balances were $252,836 and $118,407 at January 31, 2014 and July 31, 2013, respectively.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

NOTE 7 – LOAN PAYABLE

On January 30, 2014, the Company entered into a short-term loan with a non-related party.  The Company was loaned $6,000 from an investment company, the repayment terms are 3% interest with a maturity date of January 31, 2015.  There is no accrued interest related to this loan for the six months ended January 31, 2014.

NOTE 8 - RELATED PARTY TRANSACTIONS

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

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

NOTE 9 – IMPAIRMENT OF DEPOSIT

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

NOTE 10 – CAPITAL STOCK

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

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

NOTE 10 – CAPITAL STOCK (CONTINUED)

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

During the six months ended January 31, 2014 the Company issued 211,000 restricted common shares valued at $3.75 per share for services, 111,000 shares were issued for deferred compensation and 100,000 shares were issued for current services.  In addition, the Company rescinded 12,396,740 shares at par, that had previously been issued for services and deposits as those parties did not fully perform on their original contracts.

NOTE 11 – INCOME TAXES

For the period ended January 31, 2014, the Company has net losses in addition to prior years’ net taxable losses, the result is a net taxable loss carry-forward, and therefore the Company has no tax liability.  The net deferred tax asset generated by the loss carry-

forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $6,265,806 at January 31, 2014, and will expire beginning in the year 2030.

The provision for Federal income tax consists of the following for the periods ended January 31, 2014 and January 31, 2013:

	January 31, 2014	January 31, 2013
Federal income tax benefit attributable to:
Current operations	$ 201,000	$ 3,100
Less: valuation allowance	(201,000)	(3,100)
Net provision for Federal income taxes	$ 0	$ 0

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

NOTE 11 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2014	July 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 2,130,600	$ 1,929,600
Valuation allowance	(2,130,600)	(1,929,600)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

 5) KSJM International Airport, Inc. Designed to eventually create an airport facility in inland Alabama

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On January 9, 2013, the Company signed a letter of intent with a related party to purchase land for a potential future project.  The Company was unable to meet the deposit requirements of this contract, and so in November 2013 the deposit requirements were amended to require a cash deposit of $1000 to hold the purchase option open for the Company until institutional funding is acquired.  Future plans are to issue in excess of 10,000,000 shares of common stock to aid in funding the land purchase.  As of January 31, 2014 no cash has been deposited on this contract.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Operating Lease

On January 31, 2014 the Company terminated its existing office space lease, and entered into a new month to month rent agreement for office space. The new agreement calls for monthly rent payments of $1,000. The terminated lease agreement has not been resolved as to payment of existing amounts due in cash or stock, or as to any early termination fees.  As of January 31, 2014 no stock has been issued in payment of rent.

Rental expense for the periods ended January 31, 2014 and July 31, 2013 was $13,875 and $20,444, respectively.

NOTE 13 – LIQUIDITY AND GOING CONCERN

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

NOTE 14 – SUBSEQUENT EVENTS

On February 19, 2014 the Company entered into a Master Agreement for Production Services with Platinum Media whereby Platinum Media will provide the Company with all of its media development needs for a 5 year term.  The agreement states that the fees charged to the Company will be no less than $12,000,000 per year.

On February 19, 2014 the Company entered into a three month Directorship Agreement with Robert Holmes.  Mr. Holmes will replace Carter Clews who resigned his directorship position in January 2014.  The compensation agreement calls for an annual salary of $150,000 as well as a current stock issuance of 1,000,000 restricted shares of the Company’s common stock.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Comparison of the Six Months Ended January 31, 2014 and 2013

The Company has no source of continuing revenues and received no revenues for the three and six months ending January 31, 2014 and less than $100 in revenues for the three and six months ended January 31, 2013.

For the three and six months ended January 31, 2014, the Company had total operating expenses of $573,217 and $591,179, respectively.  For the three and six months ended January 31, 2013, the Company had total operating expenses of $1,613 and $9,045, respectively.  The Company has a total net loss from inception of $6,265,806 through January 31, 2014.

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

Related Party Note

A related party loaned funds to the Company to pay certain expenses. The loan is unsecured, noninterest bearing, and has no specific terms of repayment.  The loan was partially paid off through the issuance of 1,250 shares of common stock in the Company on July 31, 2012.  The remaining balance of the loan is $252,836 at January 31, 2014.

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

Recent Accounting Pronouncements

For the six month period ended January 31, 2014, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

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

Employees

In addition to the Chief Executive Officer, the Company has one paid administrative employee and approximately twenty other persons who are working on behalf of the Company to assist in the development of its initial high-speed rail project. None of these people currently receive salaries or other compensation and no salaries have been accrued. The Company has issued stock to these people for their consulting and professional services. At the time the Company becomes a public company, the Company will hire these people as employee. Only Mr. Mathias is employed by the Company in a full-time capacity.

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

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a15 of the Securities Exchange Act of 1934. The Company's chief executive officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of January 31, 2014, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of January 31, 2014, based on those criteria.

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

As of January 31, 2014, the period covered by this Report, the Company had 233,383,681 shares outstanding.

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

March 21, 2014

By: /s/ Shah Mathias

Title: Chief Executive Officer

(Principal executive officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME

OFFICE

DATE

Shah Mathias

Director

March 21, 2014

James Becker

Director

March 21, 2014

Naresh Mirchandani

Director

March 21, 2014

Shahjahan C. Mathias

Director

March 21, 2014

Donald E. (“Nick”) Williams, Jr.

Director

March 21, 2014

Sohual Matthias

Director

March 21, 2014

Steve Trout

Director

March 21, 2014

Robert Holmes

Director

March 21, 2014

Keith A. Doyle

Director

March 21, 2014

Exhibit Index

Exhibit Number	Description
3.1 3.2 5.0 10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.9 10.10 10.11 31.1* 32.1*

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

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING AND

 FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

____________________

* Filed herewith

** To be filed