Form 10-Q
period 2014-04-30
Ameri Metro, Inc. (formerly Yellowwood)
filed 2014-06-20
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-54546

AMERI METRO, INC.

(Exact name of registrant as specified in its charter)

YELLOWWOOD ACUISITION CORPORATION

(Former name of registrant)

Delaware	45-1877342
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2575 Eastern Blvd. Suite 211 York, Pennsylvania	17402
(Address of principal executive offices)	(Zip Code)

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

Yes ☐  No ☑

At April 30, 2014, there were 234,383,681 shares of the issuer’s common stock outstanding.

AMERI METRO, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

For the Nine Months Ended April 30, 2014

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	F-1

	Consolidated Balance Sheets as of April 30, 2014 (unaudited) and July 31, 2013	F-2

	Consolidated Statements of Operations (unaudited) - For the Nine Months ended April 30, 2014 and 2013, and for the period from April 13, 2010 (date of inception) to April 30, 2014	F-3

	Consolidated Statements of Cash Flows (unaudited) - For the Nine Months ended April 30, 2014and 2013 and for the period from April 13, 2010 (date of inception) to April 30, 2014	F-4

	Notes to Consolidated Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS (Unaudited)

AS OF APRIL 30, 2014 AND JULY 31, 2013

	April 30, 2014	July 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$ -	$ 12
Prepaid services	26,968	26,968
Total current assets	26,968	26,980

Office equipment, net of depreciation	1,000	622

Other assets
Accounts receivable - other	4,490	4,490
Mortgage receivable	-	-
Accrued interest receivable	-	-
Deposits	16,500	15,500
Total other assets	20,990	19,990

Total Assets	$ 48,958	$ 47,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accrued expenses	$ 1,039,999	$ 96,921
Loans payable – related parties	476,343	118,407
Loans payable	4,003	-
Total Liabilities	1,520,345	215,328

Stockholders’ Equity (Deficit)
Common stock class A, par value $.0001, 2,000,000 shares authorized, nil shares outstanding	-	-
Common stock class B, par value $.0001, 1,000,000,000 shares authorized, 234,383,681 shares issued and outstanding as of April 30, 2014 (245,569,421 – July 31, 2013)	$ 23,439	$ 24,557
Common stock class C, par value $.0001, 1,000,000,000 shares authorized, nil shares outstanding	-	-
Common stock class D, par value $.0001, 2,000,000 shares authorized, nil shares outstanding	-	-
Preferred stock, par value $.001, 20,000,000 shares authorized, 450,000 shares issued and outstanding as of April 30, 2014 and July 31, 2013	450	45
Additional paid in capital	10,070,013	5,529,289
Stock subscriptions receivable	(47,000)	(47,000)
Deferred compensation	(4,166,250)	-
Deficit accumulated during the development stage	(7,352,039)	(5,674,627)
Total Stockholders’ (Deficit)	(1,471,387)	(167,736)

Total Liabilities and Stockholders’ (Deficit)	$ 48,958	$ 47,592

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2014 AND 2013

FOR THE PERIOD FROM APRIL 13, 2010 (INCEPTION) TO APRIL 30, 2014

	Three months ended April 30, 2014	Three months ended April 30, 2013	Nine months ended April 30, 2014	Nine months ended April 30, 2013	Period from April 13, 2010 (Inception) to April 30, 2014
REVENUES	$ -	$ -	$ -	$ 32	$ 4,574

OPERATING EXPENSES
Professional fees	6,250	5,537	16,863	8,600	324,162
Directors fees	257,877	-	257,779	-	267,079
Real estate taxes	-	-	-	-	10,945
Depreciation	80	52	183	155	598
Stock-based compensation	-	-	375,000	-	375,000
Officer Payroll	493,968	-	573,061	-	573,062
General & administrative	147,938	4,629	274,405	10,508	402,815
TOTAL OPERATING EXPENSES	906,113	10,218	1,497,291	19,263	1,953,661

LOSS FROM OPERATIONS	(906,113)	(10,218)	(1,497,291)	(19,231)	(1,949,087)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	-	343,824
Impairment of mortgage receivable and accrued interest receivable	-	-	-	-	(4,067,177)
Loss on foreclosure	-	-	-	-	(1,483,132)
Interest expense	(121)	-	(121)	-	(16,467)
TOTAL OTHER INCOME (EXPENSE)	(121)	-	(121)	-	(5,222,952)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(906,234)	(10,218)	(1,497,412)	(19,231)	(7,172,039)

PROVISION FOR INCOME TAXES	180,000	-	180,000	-	180,000

NET INCOME(LOSS)	$ (1,086,234)	$ (10,218)	$ (1,677,412)	$ (19,231)	$ (7,352,039)

LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	234,170,198	234,151,181	236,699,098	234,151,181

The accompanying notes are an integral part of these financial statements.

 AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

AS OF APRIL 30, 2014

	Common Stock		Preferred Stock		Additional Paid in	Stock Subscriptions	Deferred	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	(Deficit)

Inception, April 13, 2010	0	$ 0	0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

Shares issued to founder for cash at par value	10,000,000	1,000	-	-	-	-		-	1,000
							-
Net loss for the period ended July 31, 2010								(90,920)	(90,920)

Balance, July 31, 2010	10,000,000	1,000	0	0	0	0	0	(90,920)	(89,920)

Shares issued for services	67,083	7	-	-	-		-	-	7

Shares issued to related party for contract rights	200,000	20	250,000	25	-	-	-	-	45

Shares issued to related party under Letter of Interest	250,000	25	200,000	20	-	-	-	-	45

Shares issued to pay off mortgage and accrued interest	44,348	4	-	-	1,510,419	-	-	-	1,510,423

Shares issued to acquire mortgage receivable	120,000	12	-	-	3,722,641	-	-	-	3,722,653

Shareholder capital contribution	-	-	-	-	43,734	-	-	-	43,734

Net loss for the year ended July 31, 2011								(1,258,217)	(1,258,217)
Balance, July 31, 2011	10,681,431	1,068	450,000	45	5,276,794	0	0	(1,349,137)	3,928,770

Shares for cash and subscriptions	500,000	50	-	-	98,600	(47,000)	-	-	51,650

Merger and reorganization	1,500,000	150	-	-	(150)	-	-	-	-

Shares issued for present and future services	210,812,500	21,081	-	-	53,599	-	-	-	74,680

Shares issued to related party for contract rights	10,656,000	1,066	-	-	446	-	-	-	1,512

Shares issued in payment of debt	1,250	-	-	-	100,000	-	-	-	100,000

Net loss for the year ended July 31, 2012								(4,229,573)	(4,229,573)
	234,151,181	23,415	450,000	45	5,529,289	(47,000)	0	(5,578,710)	(72,961)

Shares issued for services	126,000	13	-	-	-	-	-	-	13

Shares issued for deposit	11,292,240	1,129	-	-	-	-	-	-	1,129

Net loss for the year ended July 31, 2013	-	-	-	-	-	-	-	(95,917)	(95,917)

Balance, July 31, 2013	245,569,421	$ 24,557	450,000	$ 45	$ 5,529,289	$ (47,000)	0	$ (5,674,627)	$ (167,736)

Shares rescinded for deposit/services	(12,396,740)	(1,239)	-	-	-	-	-	-	(1,239)

Change in par value of preferred stock	-	-	-	405	(405)	-	-	-	-

Shares issued for compensation	1,211,000	121	-	-	4,541,129	-	(4,166,250)	-	375,000

Net loss for the period ended April 30, 2014								(1,677,412)	(1,677,412)

Balance, April 30, 2014	234,383,681	$ 23,439	450,000	$ 450	10,070,013	$ (47,000)	(4,166,250)	$ (7,352,039)	$ (1,471,387)

The accompanying notes are an integral part of these financial statements

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED APRIL 30, 2014 AND 2013

FOR THE PERIOD FROM APRIL 13, 2010 (INCEPTION) TO APRIL 30, 2014

	Nine months ended April 30, 2014	Nine months ended April 30, 2013	Period from April 13, 2010 (Inception) to April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the period	$ (1,677,412)	$ (19,231)	$ (7,352,039)
Issuance of stock for services	375,000	-	449,680
Issuance of stock for contract rights	-	-	1,512
Mortgage impairment	-	-	4,067,177
Impairment of deposit	(1,239)	-	-
Loss on foreclosure	-	-	1,483,132
Depreciation expense	183	155	598
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) in account receivable - other	-	(640)	(4,490)
(Increase) decrease in accrued interest receivable	-	-	(343,824)
(Increase) in prepaid expenses	-	-	(26,968)
Increase in accrued interest payable – related party	-	-	13,746
Increase (decrease) in accrued expenses	943,079	(25,500)	1,053,543
Cash flows provided (used) in operating activities	(360,389)	(45,216)	(657,933)

CASH FLOWS FROM INVESTING ACTIVITIES
Lease deposit	-	-	(500)
Acquisition of fixed assets	(562)	-	(1,597)
Cash flows used in investing activities	(562)	-	(2,097)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid to acquire mortgage receivable	-	-	(700)
Issuance of common stock for cash	-	-	52,650
Proceeds from loan	4,003	-	4,003
Related party loan - net	357,936	43,704	576,343
Shareholder capital contribution	-	-	43,734
Increase in deposits	(1,000)	-	(16,000)
Cash flows from (used in) financing activities	360,939	43,704	660,030

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12)	(1,512)	-
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12	1,848	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ 336	$ -

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 3	$ -	$ 3
Income taxes paid	$ 180,000	$ -	$ 180,000

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Land acquired through assumption of mortgage payable plus related accrued interest	$ -	$ -	$ 1,494,077
Issuance of stock to pay off mortgage and accrued interest	$ -	$ -	$ 1,510,423
Issuance of stock to related party for deposit	$ (1,239)	$ -	$ -
Issuance of stock to acquire mortgage receivable	$ -	$ -	$ 3,722,653
Issuance of stock to fund possible future employment agreements	$ 4,166,250	$ -	$ 4.166.250
Issuance of stock for subscription receivable	$ -	$ -	$ 47,000
Issuance of stock to pay related party debt	$ -	$ -	$ 100,150

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

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

Under the Plan, Yellowwood redeemed 19,500,000 shares of the 20,000,000 outstanding shares of its common stock for $1,950.  Simultaneously, Yellowwood issued 1,000,000 shares of common stock at par value for an aggregate of $100 representing 67% of the total outstanding stock.  The Yellowwood  stock was distributed to the then common stock holders of Ameri Metro in exchange for their holdings in that Company on a pro rata basis. Also, on June 12, 2012, Ameri Metro, Inc. merged with Yellowwood Acquisition Corporation. As part of the merger, Yellowwood Acquisition Corporation, the surviving entity, changed its name to Ameri Metro, Inc.  Mr Cassidy and Mr McKillop also resigned as officers and directors of the Company and Shah Mathias was elected as sole director, president, secretary, and treasurer.

In April 2014 the Company accepted the resignation of Shah Mathias as sole director, president, secretary, and treasurer, and appointed Deb Mathias as CEO and Robert Holmes as president of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements present the financial position, results of operations and cash flows for Ameri Metro, Inc. and its wholly-owned subsidiary, Global Transportation & Infrastructure, Inc.  Intercompany transactions and balances have been eliminated in consolidation.

The financial position, results of operations and cash flows as of, and for the period reported include only the results of operations for AMI as GTI was not formed until December 1, 2010, and was inactive for the period from December 1, 2010 to April 30, 2014.

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

APRIL 30, 2014

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

APRIL 30, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of April 30, 2014, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2014.

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

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of April 30, 2014 and July 31, 2013:

	April 30, 2014	July 31, 2013
Office equipment	$ 1,597	$ 1,035
Less: accumulated depreciation	(597)	(413)
Property and equipment, net	$ 1,000	$ 622

Depreciation expense totaled $183 and $206 for the periods ended April 30, 2014 and July 31, 2013, respectively.

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

NOTE 6 – LOANS PAYABLE – RELATED PARTIES

Related parties have loaned funds to the Company to pay operating expenses. $465,514 of the loans is unsecured, non-interest bearing, and have no specific terms of repayment; $11,829 of the loans is due in 1 year with an interest rate of 3% (accrued interest on this loan is $60 as of April 30, 2014).  $100,000 of the loan balance was paid off through the issuance of 1,250 shares of common stock in the Company on July 31, 2012.  No other repayments have been made to date. The remaining loan balances were $476,343 and $118,407 at April 30, 2014 and July 31, 2013, respectively.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

NOTE 7 – LOAN PAYABLE

On January 30, 2014, the Company entered into a short-term loan with a non-related party.  The Company was loaned $6,000 from an investment company, the repayment terms are 3% interest with a maturity date of January 31, 2015.  The Company has repaid $1,997 as of April 30, 2014. The accrued interest related to this loan for the nine months ended April 30, 2014 is $58.

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

APRIL 30, 2014

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

NOTE 10 – CAPITAL STOCK

AMI was incorporated on April 13, 2010 in Delaware with authorized capital of 1,500 shares of common stock with no stated par value.  On April 30, 2010 the Company amended its Certificate of Incorporation to authorize 100,000,000 shares of common stock with a par value of .0001 per share and 20,000,000 of preferred stock with a par value of .0001 per share. On June 8, 2012, the Company amended its Certificate of Incorporation to change its authorized common shares to 1,000,000,000 shares.  On April 19, 2014, the Company amended its Certificate of Incorporation to change its authorized common shares to a total of 3,022,000,000 shares structured as follows: 3,002,000,000 common shares having a par value of $0.0001per share; 20,000,000 preferred shares having a par value of $0.001 per share.  The common stock is segregated into four classes: Class A (2,000,000 shares authorized) shares have 1,000  to 1 voting rights and equal dividend rights to all other classes that have dividend rights; Class B (1,000,000,000 shares authorized) shares have 1 to 1 voting rights and equal dividend rights to all other classes that have dividend rights; Class C (1,000,000,000 shares authorized) shares have no voting rights and equal dividend rights to all other classes that have dividend rights; Class D (1,000,000,000 shares authorized) shares have no voting rights and no dividend rights.

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

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

NOTE 10 – CAPITAL STOCK (CONTINUED)

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

During the nine months ended April 30, 2014 the Company issued 1,211,000 restricted common shares valued at $3.75 per share for services, 1,111,000 shares were issued for deferred compensation and 100,000 shares were issued for current services.  In addition, the Company rescinded 12,396,740 shares at par, that had previously been issued for services and deposits as those parties did not fully perform on their original contracts.

NOTE 11 – INCOME TAXES

For the period ended April 30, 2014, the Company has net losses in addition to prior years’ net taxable losses, the result is a net taxable loss carry-forward, and therefore the Company has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $7,352,039 at April 30, 2014, and will expire beginning in the year 2030.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

NOTE 11 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following for the periods ended April 30, 2014 and January 31, 2013:

	April 30, 2014	January 31, 2013
Federal income tax benefit attributable to:
Current operations	$ 570,300	$ 3,100
Less: valuation allowance	(570,300)	(3,100)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2014	July 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 2,500,000	$ 1,929,600
Valuation allowance	(2,500,000)	(1,929,600)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. The Company has incurred $180,000 in state franchise tax related to fiscal years 2012 and 2013.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Long-Range Ideas and Related Companies

The former CEO of the Company, Shah Mathias, has organized and established three nonprofit corporations for the purpose of facilitating the development of the transportation systems. The nonprofit statutes provide a vehicle to issue bonds and to help secure infrastructure projects. The nonprofits have the discretion to turn over the infrastructure projects to a state or governing body having jurisdiction after the indebtedness has been paid. The nonprofits that Mr. Mathias has created are:

1)Alabama Toll Facilities, Inc. (ATFI)

2)Hi Speed Rail Facilities, Inc. (HSRF)

3)Hi Speed Rail Facilities Provider, Inc. (HSRFP)

In addition to the nonprofit companies discussed earlier, Shah Mathias, the former CEO of the Company, has developed long-range ideas and plans to develop currently undeveloped areas through which a planned Alabama toll road will traverse. These plans include the development of an airport, sea shipping port and a high speed rail line. Mr. Mathias has established a series of corporations which, although not subsidiaries of the Company, are related companies as they are all under common control of Mr. Mathias. Mr. Mathias has established these companies to basically serve as subcontractors for the operations of the planned transportation systems.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On January 9, 2013, the Company signed a letter of intent with a related party to purchase land for a potential future project.  The Company was unable to meet the deposit requirements of this contract, and so in November 2013 the deposit requirements were amended to require a cash deposit of $1000 to hold the purchase option open for the Company until institutional funding is acquired.  Future plans are to issue in excess of 10,000,000 shares of common stock to aid in funding the land purchase.  As of April 30, 2014 no cash has been deposited on this contract.

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

Operating Lease

On January 31, 2014 the Company terminated its existing office space lease, and entered into a new month to month rent agreement for office space. The new agreement calls for monthly rent payments of $1,000. The terminated lease agreement has not been resolved as to payment of existing amounts due in cash or stock, or as to any early termination fees.  As of April 30, 2014 no stock has been issued in payment of rent.

Rental expense for the periods ended April 30, 2014 and July 31, 2013 was $16,875 and $20,444, respectively.

AMERI METRO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

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

NOTE 14 – SUBSEQUENT EVENTS

On May 15, 2014 the former CEO of the Company purchased 1,600,000 shares of class A common stock at par ($0.0001 per share) for a total purchase price of $160.

On May 21, 2014 the Company accepted the resignation of James Becker from his position as president.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Comparison of the Nine Months Ended April 30, 2014 and 2013

The Company has no source of continuing revenues and received no revenues for the three and nine months ending April 30, 2014, and $0 and less than $100 in revenues for the three and nine months ended April 30, 2013.

For the three and nine months ended April 30, 2014, the Company had total operating expenses of $906,113 and $1,497,291, respectively.  For the three and nine months ended April 30, 2013, the Company had total operating expenses of $10,218 and $19,263, respectively.  The Company has a total net loss from inception of $7,352,039 through April 30, 2014.

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

Related Party Note

              A related party loaned funds to the Company to pay certain expenses. The loan is unsecured, noninterest bearing, and has no specific terms of repayment.  The loan was partially paid off through the issuance of 1,250 shares of common stock in the Company on July 31, 2012.  The remaining balance of the loan is $476,343 at April 30, 2014.

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

Recent Accounting Pronouncements

For the nine month period ended April 30, 2014, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

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

The original Ameri Metro, Inc. prior to the merger (Ameri Metro 2010) was incorporated on April 13, 2010 in Delaware with an authorized capitalization  of 1,500 shares of common stock. On April 30, 2010, Ameri Metro (2010) amended its certificate of incorporation to authorize 100,000,000 shares of common stock with a par value of $.0001 per share and 20,000,000 shares of preferred stock with a par value of $.0001 per share.  The Company, known as Yellowwood Acquisition Corporation prior to the merger, was incorporated on September 21, 2011 and has an authorized capitalization of 1,000,000,000 shares of common stock and 20,000,000 shares of preferred stock.

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

Through its subsidiary, GTI, the Company is also involved in the development of a new toll road in the State of Alabama.  The Company acquired from Penndel Land Company (a company solely owned by the former CEO of the Ameri Metro) the contract rights to a construction agreement with the Alabama Toll Facilities, Inc. ("ATFI", a non-profit company designated by the State of Alabama to act as the project developer for such a toll road and on which the former CEO of Ameri Metro served as one of its four directors).  As such the Company has the development rights for such toll road.  The Company will need to secure the financing for the design, planning, engineering and related costs for the construction of the toll road.  If the Company is able to secure such financing, ATFI will effect a bond offering to purchase the land on which the toll road is to be located.

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

The former CEO of the Company (Shah Mathias) has created two nonprofits and is the principal of a third for use in issuing bonds to fund the proposed projects.  Two of these nonprofits are specifically for use for financing high speed rail transportation systems, the third is specifically for use with the Alabama Toll Facility, discussed below.

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

Hi Speed Rail Facilities, Inc. (HSRF)

Hi Speed Rail Facilities Provider, Inc. (HSRFP)

Alabama Toll Facilities, Inc. (ATFI)

The board of directors of HSRF and HSRFP consist of the following individuals: Shah Mathias (founder and former chief executive officer of the Company) Kirk Wilson, James Kingsborough, and Otto Banks.  The board of directors of ATFI consists of Jack Garison and Jack Hopper.  Shah Mathias earlier served on the ATFI board of directors but resigned from that position.

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

Hi Speed Rail Facilities Provider, Inc.

In 2010, the Company entered into a written agreement with HSRFP (one of the Company's related nonprofit companies) for the purpose of construction of projects consisting of the financing, construction and operation of various high speed rail and related projects across the United States. Pursuant to such agreement between the Company and HSRFP, the Company was appointed as the agent and representative of HSRFP to perform all required tasks and actions to develop and construct such projects. HSRFP was organized to provide a vehicle to issue bonds and help secure infrastructure projects for the Company focusing on facilities ancillary to the high speed rail such as rail yards rail, rail assembly plants maintenance facilities. The Company anticipates that having this agreement in place and by having HSRF already organized will expedite the process of commencing a project once the Company designs and develops and secures or raises funds to commence a project.

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

Alabama Toll Road

The Company is working to develop a project to build a toll road in the State of Alabama.  Ameri Metro 2010 was developing this project at the time of the merger.  The planned toll road is designated as a 352 mile 4-lane road designed to be built from Orange Beach, Alabama to the Tennessee state line with the intent of connecting various rural sections of Alabama to Tennessee and more urban areas.  Shah Mathias, the former CEO of the Company, perceived a need for such a road that would connect various rural sections of Alabama to Tennessee and with its more urban areas and began working on its development in 2005.

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

Employees

In addition to the Chief Executive Officer, the Company has approximately thirteen other persons who are working on behalf of the Company to assist in the development of its initial high-speed rail project. Some of these people will receive salaries or other compensation and their salaries have been accrued during this quarter. The Company has also issued stock to some of these people for their consulting and professional services. At the time the Company becomes a public company and successfully raises capital, the Company will hire these people as full time employees, and pay them their accrued salaries.

In April 2014 the Company accepted the resignation of Shah Mathias as director and CEO, and  appointed Debra Mathias as CEO and Robert Holmes as president of the Company.

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

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a15 of the Securities Exchange Act of 1934. The Company's chief executive officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of April 30, 2014, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of April 30, 2014, based on those criteria.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Shah Mathias, former CEO of the Company, is appealing a 2005 charge of serving liquor to a minor. Mr. Mathias has asserted that he was out of town on the alleged date and the victim has admitted that she was attempting to reap some financial gain. The case is pending a trial date.

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

As of April 30, 2014, the period covered by this Report, the Company had 234,383,681 shares outstanding.

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

June 20, 2014

/s/ Debra Mathias

Title: Chief Executive Officer

(Principal executive officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME

OFFICE

DATE

Debra Mathias

Director

June 12, 2014

Robert Holmes

Director

June 16, 2014

Naresh Mirchandani

Director

June 12, 2014

Shahjahan C. Mathias

Director

June 16, 2014

Todd Reynold

Director

Sohual Matthias

Director

Steve Trout

Director

James Kingsborough

Director

June 12, 2014

Keith A. Doyle

Director

June 12, 2014

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