Form 10-K
period 2014-07-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2014-11-13
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

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

Common Stock, $.000001 par value per share

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

$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2013

Common Stock, par value $0.000001	235,231,681 shares

Documents incorporated by reference:            None

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference, include “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Examples of forward-looking statements include, but are not limited to any statements, predictions and expectations regarding our earnings, revenues, sales and operations, operating expenses, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products, services and distribution channels, anticipated growth strategies, planned capital raises, ability to attract distributors and customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are often identified by the use of words such as “may,” “might,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek” and similar expressions and variations or the negativities of these terms or other comparable terminology.

These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which is subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause actual results to differ materially from those stated or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “Risk Factors” in this Form 10-K and incorporated by reference herein. We undertake no obligation to revise or update publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason except as otherwise required by law.

The information contained in this Form 10-K is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in our Quarterly Report, and this Annual Report on Form 10-K for the year ended July 31, 2014 and in our other reports filed with the Securities and Exchange Commission (the “SEC”).

Subsequent to the period covered by this Report, the Company has filed a Form 8-K (filed October 8, 2014) pursuant to the Securities and Exchange Act of 1934.  Much of the information contained below is further discussed in those filings and such information is incorporated by reference herewith.

ITEM 1.  BUSINESS

Since its incorporation, the Company has developed its business plan, appointed officers and directors, engaged initial project consultants and entered into negotiations and contracts for related and ancillary business. The Company is in the process of developing proposals for high-speed rail service.

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

The Company has not commenced its revenue producing operations to date. The Company intends to develop numerous projects as opportunities are presented primarily in the transportation or transportation-related fields. The Company believes that the need, demand and usage of alternative transportation such as high speed rail are increasingly important as the United States adopts policies to attempt to reduce its dependency on fossil fuels, particularly the automobile. The Company intends to develop and prepare the designs and concepts for feasible and profitable regional high-speed rail projects utilizing existing and new railbeds, stations, and equipment. The Company will prepare the complete project package including appraisals and estimates and will obtain contracts for the development of the railbeds and purchase of the equipment. The Company will present the complete project, working as project supervisor and coordinator, to municipalities and regional government agencies.  In addition to high speed rail projects, the Company will also develop other selected transportation-related projects that promote efficient and improved transportation structures or plans.

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

Business Plan

The Company believes that its project proposals will reflect a passenger rail service to be developed. The high-speed rail plan to be presented by the Company will likely utilize existing rail rights-of-way to connect several metropolitan areas and states serving expanding populations. The major elements of the plan would include:

-Use of existing rail rights-of-way to connect rural, small urban and major metropolitan areas;

-Operation of a "hub-and-spoke" passenger rail system providing service to and through one or more major hubs to locations throughout the United States;

-Introduction of modern rail equipment operating at speeds up to 250 mph;

-Provision of multi-modal connections to improve system access;

-Improvement in reliability and on-time performance;

-Development or expansion of a feeder bus system linking outlying areas to railroad stations;

-Acquiring new train equipment including train sets and spares;

-Track improvement, including replacement and upgrades, additional sidings, signal and communications systems, and grade-crossing improvements;

-Construction or improvement of railroad grade crossings and passenger stations.

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

Long-Range Ideas and Related Companies

The former CEO of the Company, Shah Mathias, has organized and established two nonprofit corporations and is a facilitator of a third non profit (ATFI) for the purpose of facilitating the development of the transportation systems. The nonprofit statutes provide a vehicle to issue bonds and to help secure infrastructure projects. The nonprofits have the discretion to turn over the infrastructure projects to a state or governing body having jurisdiction after the indebtedness has been paid. The nonprofits that Mr. Mathias has created are:

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

 16) Platinum Media, Inc. Designed to provide all media related services

Mr. Mathias has created two nonprofits and is the facilitator of a third (ATFI) for use in issuing bonds to fund the proposed projects.  Two of these nonprofits are specifically for use for financing high speed rail transportation systems, the third is specifically for use with the Alabama Toll Facility, discussed below.

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

Hi Speed Rail Facilities, Inc. (HSRF)

Hi Speed Rail Facilities Provider, Inc. (HSRFP)

Alabama Toll Facilities, Inc. (ATFI)

The board of directors of HSRF and HSRFP consist of the following individuals: Shah Mathias (founder of the Company) Kirk Wilson, James Kingsborough, and Otto Banks.  The board of directors of ATFI consists of Jack Garison and Jack Hopper.  Shah Mathias earlier served on the ATFI board of directors but resigned from that position.

The Company envisions a stock offering to secure financing in the near future. In addition, the above three entities envision utilizing different bond offerings for different aspects of a project development.  The above three entities anticipate an IBO for the acquisition of the land, some of which may already have existing rail beds or other of which may need to be constructed and engineered.  It anticipates offering a bond offering for the acquisition of equipment or for the purchase of raw materials.  These entities envision that each bond offering will be relatively specific in nature but all such bond offerings will be regulated by a master indenture agreement designed to provide the terms and structure, interest rates, and other basic information for any bond offering.  These entities further envision that after some period, it will offer a revenue bond that will consolidate the earlier bond offerings into one, upon the completion of the construction.  These entities have engaged Morgan Stanley as the broker of record for the bond indentures.

The HSRF Trustee has entered into the following agreements:

An INVESTMENT MANAGEMENT AGREEMENT on 2 Jan of 2013 between ING Investment Management Co. LLC, and HSRF Trustee, as Trustee to Master Trustee Indenture Relating to $20,000,000,000 Revenue Bonds Series 2012 for Alabama Toll Facilities, Inc. (as filed with SEC on 01/18/2013, 8k filing Ex. 10.11).

 An INVESTMENT MANAGEMENT AGREEMENT on 2 Jan of 2013 between ING Investment Management Co. LLC, (“IIM”), a Delaware limited liability company, and HSRF Trustee, as Trustee to Master Trustee Indenture Relating to $20,000,000,000 Revenue Bonds Series 2012 for High Speed Rail Facilities Provider, Inc. (as filed with SEC on 01/18/2013, 8k filing Ex. 10.12).

An INVESTMENT MANAGEMENT AGREEMENT on 2 Jan of 2013 of between ING Investment Management Co. LLC, (“IIM”), a Delaware limited liability company, and HSRF Trustee, as Trustee to Master Trustee Indenture Relating to $20,000,000,000 Revenue Bonds Series 2012 for High Speed Rail Facilities, Inc. (as filed with SEC on 01/18/2013, 8k filing Ex. 10.13).

Upon floating a bond offering by the nonprofit entity or otherwise, the Company will act as the project manager and oversee the entire project including, not only the development, but also the continued operations of the high-speed rail project. The Company envisions it will also serve as the main central point for coordination of and between the municipalities, contractors, and operators of the project and, once established, the rail system.

In addition to high speed rail projects, ancillary development projects, Alabama toll road project, the Company may also develop other selected transportation-related projects that promote efficient and improved transportation structures or plans. Funding for individual projects of the Company may occur from bond offerings organized through its related non-profit entities or entities affiliated with municipal and government agencies. Certain of these non-profit entities or organizations may themselves be affiliated with, or related to, the Company and assist, or work in conjunction with, the Company in securing contracts and funds to develop projects.

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

Master Trust Indenture Agreement

On December 1, 2010, HSRF entered into a Master Trust Indenture agreement providing that HSRF serve as trustee for a bond offering of $15,000,000,000 of HSRF Revenue Bonds Series 2010. In April 2012 this Indenture was amended to reflect a Master Indenture of $20,000,000,000. The Company will act as developer for the project financed by the Hi Speed Indenture. The Master Trust Indenture provides the basic terms and conditions of any bond issuance such as use of an escrow agent, rights of bond holders, sale of bonds, etc..

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

Alabama Toll Road

The Company is working to develop a project to build a toll road in the State of Alabama.  Ameri Metro 2010 was developing this project at the time of the merger.  The planned toll road is designated as a 352 mile 4-lane road designed to be built from Orange Beach, Alabama to the Tennessee state line with the intent of connecting various rural sections of Alabama to Tennessee and more urban areas. Shah Mathias, the Founder of the Company, perceived a need for such a road that would connect various rural sections of Alabama to Tennessee and with its more urban areas and began working on its development in 2005.

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

As a second step, on September 23, 2009, Penndel Land Company (“Penndel”), a company wholly owned by Shah Mathias (the Company's Founder) entered into an agreement with ATFI by which Penndel was appointed as the agent and representative of ATFI to perform all required tasks and actions to develop and construct the toll road.

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

The advantages of the Damar TruckDeck system are as follows:

1. Organize gear in removable containers with the DAMAR Load-N-GoÔ containers, easily converting a truck's usage by quickly swapping containers.

 2. Protect items in lockable hatches. Lockable, repositionable hatches protect items in the Load-N-GoÔ containers from theft and weather while a rear hatch allows the full length of the bed to be used for securing longer materials.

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

In October 2014, HSR Technology, Inc. as the equitable owner of four tax parcels located within West Manchester Township, York, PA filed a request for landowner curative amendment with the local township, with the intent of constructing facilities on the properties for the fabrication, assembly and welding of steel, aluminum and stainless steel assemblies with no foundry or casting operations. The use will include the fabrication and assembly of composite rebar, composite rail, bed liners and rail car assemblies received pre-prepared. The rail access is critical to the procurement of the land, as the products manufactured on site will be directly related to the company purpose of creating global economic development and promoting trade by bringing people together through innovative ideas and advanced technology.  HSR Technology, Inc. proposes the initial construction of a transfer and storage building with a rail siding into the building. Manufacturing and assembly buildings would be added in stages, eventually employing up to 2,800 workers.

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

On January 9, 2013, the Company signed a letter of intent with a related party to purchase land for a potential future project.  The Company was unable to meet the deposit requirements of this contract, and so in November 2013 the deposit requirements were amended to require a cash deposit of $1000 to hold the purchase option open for the Company until institutional funding is acquired.  Future plans are to issue in excess of 10,000,000 shares of common stock to aid in funding the land purchase.  As of July 31, 2014 the $1,000 has been deposited on this contract.

On January 13, 2013 the Company entered into a Letter of Intent with a related party.  The purpose being that the Company is contracting services for the build out of the (Port Trajan 5 Terminals). In 2010 the Company was appointed as the agent and representative of HSRFP to perform all required tasks and actions to develop and construct such projects ‘for Hi Speed Rail Facilities Provider, Inc. under the a Letter of Intent the Project comprises of five Phases 872 acres W/Intermordal facilities. ‘For Hi Speed Rail Facilities Provider Inc. (Port Trajan) Phase one (1)  comprises of 345 acres. Purchase price is, $350,000 per acres this will include all on site horizontal Improvements. In addition, off-site Improvement in the amount of Twenty Million dollars ($20,000,000.00). As to any subsequent price per phase will have the baseline at $350,000 per acre including, on site horizontal improvements and contribute prorated portion towards the off-site improvements plus 2 percent over the cost of inflation. Vertical construction cost will be determined at later date.

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

The Company is facing solid growth for next 20 years or more. According to “McKinsey Global Institute- The McKinsey Infrastructure Practice Report- January 20131; confirms that 57 to 67 trillion dollars of investment is need for infrastructure from 2013 to 2030. Due to robust infrastructure market and a tremendous back log of infrastructure projects on hand, along with anticipated projects identified by the Company’s infrastructure projects consultants; TEMS, Inc. Management believes that market conditions warrants that the company reconsider its capital structure and in September 2014 it has amended its Certificate of Incorporation increase its authorized shares. Market conditions were further supported by “The Boeing Current Market Outlook 2012-2013 report” which shows a 80 % growth over next 20 year for cargo fleet.

Entry of the Company into the Market

The Company anticipates that it can offer a comprehensive, innovative approach to resolving the nation’s transportation crisis. And it proposes doing so without the necessity of the government increasing taxes at any level, or in any manner. In short, the Company suggests replacing pubic financing with private funding.

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

Competition

The Company may or may not face significant competition from other companies that may be developing high speed rail passenger and high speed freight transportation systems.  As this industry is not well developed in the United States to date, such competition that may exist is primarily in the development and planning stages. The Company will, however, face competition in the allocation of monetary resources from governmental agencies, at the local, regional, state and federal levels. The Company believes that government agencies will strongly endorse its proposed plan for high-speed regional rail systems, but believes that, given the economic environment, there may be few or no funds available for such development.

Nevertheless, traditionally significant competition generally exists in the industry, from government agencies and entities. Due to the federal budgetary constraints, henceforth any completion would be from private or public entities. On the heels of the Department of Transportation’s recent request for high-speed rail proposals, its Federal Railroad Administration received 132 applications from 32 states totaling $8.8 billion. That was more than three times the $2.4 billion available. During the first round of awards in the fall of 2009, applicants submitted more than $55 billion in project proposals. That was nearly six times the initial $8 billion available from the American Recovery and Reinvestment Act. Unfortunately due to federal budgetary setbacks, as of 2014, very little of this has come to fruition.

Trading Market

The Company received its Notice of Effectiveness from the SEC on November 27, 2013 and has applied for the Form 2-11.

Employees

In addition to the Chief Executive Officer, the Company has a few paid employees and approximately twenty six other persons who are working on behalf of the Company to assist in the development of its initial high-speed rail project. None of these people currently receive salaries or other compensation. Certain employee’s salaries are being accrued. The Company has also issued stock to employees for their consulting and professional services. At the time the Company launches its planned IPO, the Company will pay these employees.

Subsidiaries

The Company has one subsidiary, Global Transportation & Infrastructure Inc. (“GTI”) incorporated in the state of Delaware. GTI is a wholly owned subsidiary of the Company.  The Company owns 25% of each of the companies listed in the section “Related Companies”.

Reports to Security Holders

The Company is a reporting company pursuant to the Securities Exchange Act of 1934 and files with the Securities and Exchange Commission quarterly, annual, periodic and other reports.  The Company intends to deliver a copy of its annual report to its security holders, and will voluntarily send a copy of the annual report, including audited financial statements, to any registered shareholder who requests.  The Company’s documents filed with the Securities and Exchange Commission may be inspected at the Commission’s principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001534155.

ITEM 2.  PROPERTIES

The Company’s offices are located on the Second Floor at 2575 Eastern Blvd. Suite 211, York, Pennsylvania 17402. Its telephone number is (717) 701-7726. The Company has moved into these offices commencing the first of February, 2014. The lease at its prior location was canceled without penalty. The current lease is a month-to-month lease for $950 per month.

ITEM 3.  LEGAL PROCEEDINGS

Legal Proceedings

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On November 25, 2013, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1/A for the offer and sale of 1,589,284 shares of common stock offered by the owners thereof offered at $3.75 per share.  There is no current market for the securities and the price at which the Shares are being offered has been arbitrarily determined by the Company and used for the purpose of computing the amount of the registration fee in accordance with Rule 457(a).There is no public market for the Company’s common stock. No  assurances can be given that a public market will develop or that, if a market does develop, it will be sustained.

Company amended its Certificate of Incorporation to change its existing stock capitalization. Company authorized the total number of shares of stock which the corporation shall have the authority to issue is 12,207,000,000 (Twelve billion Two hundred and Seven million) shares, consisting of 12,007,000,000 (Twelve billion Seven million) shares of Common Stock having a par value of $.000001 and 200,000,000 (Two hundred million) shares of Preferred Stock having a par value of $.000001 per share.

The Company amended its Certificate of Incorporation to change its existing authorized preferred and common shares from the current shares to the following:

Preferred Shares: 200,000,000 (Two hundred Million) par value .000001.

Class “A” 7,000,000 (Seven  Million Class “A” common shares) these shares have 1000 : 1 voting right compared to all other Class of shares and have equal dividend rights as all other Class of  shares, par value .000001.

Class “B” 4,000,000,000 (Four Billion Class “B” common shares) with voting and dividend rights, par value .000001.

Class “C” a/k/a Equity Participation Dividend Shares “EPDS” 4,000,000,000 (Four Billion Class “C” common shares) with no voting rights but with dividend rights, par value $.000001.

Class “D” a/k/a Equity Participation Shares “EPS”4,000,000,000 (Four Billion Class “D” common shares) with no voting rights and no dividend rights, par value $.000001.

As of July 31st, 2014 there were 235,231,681 shares of common stock issued and outstanding and 450,000 shares of preferred stock.

Recent Sales of Unregistered Securities

The Company has issued the following securities in the last three (3) years. All such securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below.

During the year ended July 31, 2014 the Company issued 111,000 restricted common shares B valued at $0.001 per share for services and recorded $111 as stock based compensation. In addition, the Company recorded $23,168 as stock based compensation during the year July 31, 2014 for shares previously issued and previously recorded as prepaid stock compensation.

During the year July 31, 2014, the Company rescinded 12,048,740 shares of which $11,418,700 had previously been issued for a deposit and 630,000 had been issued for services as those parties did not fully perform on their original contracts.

As of July 31, 2014, the period covered by this Report, the Company had 235,231,681 shares of common stock outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

There is no selected financial data required to be filed for a smaller reporting company.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was incorporated in the State of Delaware and merged with Ameri Metro 2010 on June 12, 2012.  References to the financial condition and performance of the Company below in this section “Management’s Discussions and Analysis of Financial Condition and Results of Operation” are to financial statements of the Company.

Discussion of Period Ended July 31, 2014

For the year ended July 31, 2014, the Company had total operating expenses of $2,792,479 and a total net loss as of July 31, 2014 of $2,974,160.

Related Party Note

During the year July 31, 2014 and 2013 the Company borrowed $264,005 and $118,404 respectively from the majority shareholder to pay operating expenses. During the year July 31, 2014, $102,170 of accrued compensation was converted into a promissory note due to the majority shareholder for services rendered to the Company.  As of July 30, 2014 $484,422 is due to the majority shareholder, of which $472,592 is unsecured, non-interest bearing, and due on demand and $11,829 is due in 1 year with an interest rate of 3% (accrued interest on this loan is $150 as of July 31, 2014).  No repayments have been made to date. The total loan balances were $484,422 and $118,407 at July 31, 2014 and 2013, respectively.

The Company issued 1,600,000 shares of common stock for the conversion of $160 note payable due to majority shareholder. The fair value of the common shares issued was $1,660 and as such $1,440 was recorded as a loss on conversion of debt to common stock.

Other Related Party Agreements

Shah Mathias, Founder of the Company, has established a series of corporations with which to effect the transactions and development of the projects envisioned by the Company including the Port Trajan Facility, high speed rail projects and the Alabama Toll Road.  The Company has envisioned long-range ideas and plans to develop currently undeveloped areas through which the planned Alabama toll road will traverse. These plans include the development of an airport, sea shipping port and a high speed rail line.

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

The Company has entered into Letter of Intents with several of the above related companies for its future projects. On January 13, 2013 the Company entered into a Letter of Intent, which was later turned into an agreement, with a related party.  The purpose being that the Company is contracting services for the build out of the Port Trajan 5 Terminals.

Going Concern

The Company has negative working capital and has not yet received revenues from sales of products or services. The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

Recent Accounting Pronouncements

          On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholder’s equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.  The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

.

Discussion for the Fiscal Year Ended July 31, 2014 with the Fiscal Year Ended July 31, 2013

Total assets of the Company as of July 31, 2014 of $4,611 fell from total assets of $47,592 as of July 31, 2013.  Total current assets at July 31, 2014 of $2,191 fell from current assets of $26,980 as of July 31, 2013.

In the fiscal year ended July 31, 2014, the Company issued 111,000 shares of common stock for compensation, and rescinded 12,048,740 shares of common stock issued in a prior period for deposit/services, since the contract term had ended. The Company also issued 1,600,000 shares of Class A common stock to the Founder Shah Mathias at par.

The Company started to accrue salaries and directors fees for certain employees and directors in 2014.

Total operating expenses increased to $2,792,479 for the fiscal year ended July 31, 2014 from $95,917 for the fiscal year ended July 31, 2013 and loss from operations was $2,792,479 for the fiscal year ended July 31, 2014 compared to $95,917 for the fiscal year ended July 31, 2013.

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

The Company has negative working capital and has incurred losses since inception.  The Company’s auditors  have issued a note in their financial statements that the ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  The Company’s auditors determined that these factors create substantial doubt about the Company’s ability to continue as a going concern.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for Ameri Metro, Inc. are included here.

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Ameri Metro, Inc.

York, Pennsylvania

We have audited the accompanying consolidated balance sheets of Ameri Metro, Inc. as of July 31, 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ameri Metro, Inc., as of July 31, 2013 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Ameri Metro, Inc. will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations, has limited working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

November 4, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders’ of:

Ameri Metro Inc.

York, Pennsylvania

We have audited the accompanying consolidated balance sheet of Ameri Metro Inc. and its subsidiaries ( collectively the Company) as of July 31, 2014 and the related consolidated statement of operations, changes in stockholders’ deficit, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Ameri Metro and its subsidiaries as of July 31, 2014 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP www.malone-bailey.com
Houston, Texas

November 11, 2014

AMERI METRO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2014

20

AMERI METRO, INC.

TABLE OF CONTENTS

JULY 31, 2014

Consolidated Balance Sheets as of July 31, 2014 and 2013

F-1

Consolidated Statements of Operations for the years ended

July 31, 2014 and 2013

F-2

Consolidated Statement of Stockholders’ Equity (Deficit) as of July 31, 2014 and 2013

F-3

Consolidated Statements of Cash Flows for the years ended July 31, 2014 and 2013

F-4

Notes to the Consolidated Financial Statements

                                                                 F-5 - F-15

AMERI METRO, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2014	July 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$ 2,191	$ 12
Prepaid services	-	26,968
Total current assets	2,191	26,980

Office equipment, net	920	622

Other assets
Accounts receivable - other	-	4,490
Deposits	1,500	15,500
Total other assets	1,500	19,990

Total Assets	$ 4,611	$ 47,592

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable	$ 101,494	$ -
Accrued expenses	2,554,877	96,921
Loans payable – related party	484,422	118,407
Loans payable	4,003	-
Total Liabilities	3,144,796	215,328

Stockholders’ Deficit
Common stock class A, par value $.0001, 2,000,000 shares authorized, 1,600,000 shares issued and outstanding as of July 31, 2014 (nil – July 31, 2013)	160	-
Common stock class B, par value $.0001, 1,000,000,000 shares authorized, 233,631,681 shares issued and outstanding as of July 31, 2014 (245,569,421 – July 31, 2013)	$ 23,363	$ 24,557
Common stock class C, par value $.0001, 1,000,000,000 shares authorized, nil shares outstanding	-	-
Common stock class D, par value $.0001, 2,000,000 shares authorized, nil shares outstanding	-	-
Preferred stock, par value $.001, 20,000,000 shares authorized, 450,000 shares issued and outstanding as of July 31, 2014 and 2013	450	450
Additional paid in capital	5,531,629	5,528,884
Stock subscriptions receivable	(47,000)	(47,000)
Accumulated deficit	(8,648,787)	(5,674,627)
Total Stockholders’ Deficit	(3,140,185)	(167,736)

Total Liabilities and Stockholders’ Deficit	$ 4,611	$ 47,592

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31, 2014	Year Ended July 31, 2013
REVENUES	$ -	$ -

OPERATING EXPENSES
General & administrative	673,484	95,917
Director’s fees	1,020,863	-
Stock-based compensation	23,279	-
Officer Payroll	1,074,853	-
TOTAL OPERATING EXPENSES	2,792,479	95,917

LOSS FROM OPERATIONS	(2,792,479)	(95,917)

OTHER INCOME (EXPENSE)
Franchise tax	(180,000)	-
Loss on conversion	(1,440)
Interest expense	(241)	-
TOTAL OTHER INCOME (EXPENSE)	(186,681)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,974,160)	(95,917)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (2,974,160)	$ (95,917)

Net loss per Common share (Basic and Diluted)	$ (0.01)	$ (0.00)
Weighted average number of Common shares outstanding (Basic and Diluted)	235,853,007	240,924,501

The accompanying notes are an integral part of these financial statements.

 AMERI METRO, INC.

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JULY 31, 2014 AND JULY 31, 2013

	Common Stock A	Common	Stock B	Preferred Stock	Additional Paid in	Stock Subscriptions	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance, July 31, 2012	-	-	234,151,181	$ 23,415	450,000	$ 450	$ 5,528,884	$ (47,000)	(5,578,710)	(72,961)

Shares issued for services	-	-	126,000	13	-	-	-	-	-	13

Shares issued for deposit	-	-	11,292,240	1,129	-	-	-	-	-	1,129

Net loss	-	-	-	-	-	-	-	-	(95,917)	(95,917)

Balance, July 31, 2013	-	-	245,569,421	24,557	450,000	450	5,528,884	(47,000)	(5,674,627)	(167,736)

Shares rescinded for deposit/services	-	-	(12,048,740)	(1,205)	-	-	1,205	-	-	-

Shares issued for compensation	-	-	111,000	11	-	-	100	-	-	111

Shares issued to pay debt	1,600,000	160	-	-	-	-	1,440	-	-	1,600

Net loss	-	-	-	-	-	-	-		(2,974,160)	(2,974,160)

Balance, July 31, 2014	1,600,000	$ 160	233,631,681	$ 23,363	450,000	$ 450	$ 5,531,629	$ (47,000)	$ (8,648,787)	$ (3,140,185)

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31, 2014	Year Ended July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,974,160)	$ (95,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for services	23,279	13
Loss on conversion of debt into common stock	1,440	-
Impairment of deposit	-	1,129
Depreciation expense	264	206
Changes in operating assets and liabilities:
Prepaid expense	3,800	-
Other assets	18,490	-
Accounts payable	4,573	-
Accrued expenses	2,657,047	34,815
Cash flows used in operating activities	(265,267)	(59,754)

CASH FLOWS FROM INVESTING ACTIVITIES
Lease deposit	-	(500)
Purchase of fixed assets	(562)	-
Cash flows used in investing activities	(562)	(500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan	6,000	-
Payment of loan payable	(1,997)
Proceeds from related party loan	264,005	58,418
Cash flows provided by financing activities	268,008	58,418

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,179	(1,836)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12	1,848
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 2,191	$ 12

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 3	$ -
Franchise taxes paid	$ 180,000	$ -

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of common stock	$ 1,205	$ -
Debt converted into common stock- related party	$ 160	$ -
Issuance of stock to related party for deposit	-	1129
Accrued officer salary converted to loan payable- related party	$ 102,170

 Issuance of stock to fund possible future employment agreements                           -                        13

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2014

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

In April 2014 the Company accepted the resignation of Shah Mathias as sole director, president, secretary, and treasurer, and appointed Deb Mathias as CEO and Robert Holmes as president of the Company. In October 2014, the Company accepted the employment agreement of Shah Mathias as a non-board member, President and Head of Mergers & Acquisition / Business Development. In October 2014, the Company appointed James Becker as its President to replace Robert Holmes.

NOTE 2 –GOING CONCERN

The Company has negative working capital and has not yet received revenues from sales of products or services. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements present the financial position, results of operations and cash flows for Ameri Metro, Inc. and its wholly-owned subsidiary, Global Transportation & Infrastructure, Inc.  Intercompany transactions and balances have been eliminated in consolidation.

The financial position, results of operations and cash flows as of, and for the period reported include only the results of operations for AMI as GTI was not formed until December 1, 2010, and was inactive for the period from December 1, 2010 to July 31, 2014.

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of July 31, 2014, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2014. The Company has more than one class of common stock outstanding. However, the dividend rate of each outstanding class of common stock is equal. Therefore, the net loss per common shares is the same for each class of common stock.

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholder’s equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.  The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of July 31, 2014 and 2013:

	July 31, 2014	July 31, 2013
Office equipment	$ 1,597	$ 1,035
Less: accumulated depreciation	(677)	(413)
Property and equipment, net	$ 920	$ 622

Depreciation expense totaled $264 and $206 for the periods ended July 31, 2014 and 2013, respectively.

NOTE 5 – LOANS PAYABLE – RELATED PARTY

During the year July 31, 2014 and 2013 the Company borrowed $264,005 and $118,404 respectively from the majority shareholder to pay operating expenses. During the year July 31, 2014, $102,170 of accrued compensation was converted into a promissory note due to the majority shareholder for services rendered to the Company.  As of July 31, 2014 $484,422 is due to the majority shareholder, of which $472,592 is unsecured, non-interest bearing, and due on demand and $11,829 is due in 1 year with an interest rate of 3% (accrued interest on this loan is $150 as of July 31, 2014).  No repayments have been made to date. The total loan balances were $484,422 and $118,407 at July 31, 2014 and 2013, respectively.

The Company issued 1,600,000 shares of common stock for the conversion of $160 note payable due to majority shareholder. The fair value of the common shares issued was $1,660 and as such $1,440 was recorded as a loss on conversion of debt to common stock.

NOTE 6 – LOAN PAYABLE

On January 30, 2014, the Company entered into a short-term loan with a non-related party.  The Company was loaned $6,000 from an investment company, the repayment terms are 3% interest with a maturity date of January 31, 2015.  The Company has repaid $1,997 as of July 31, 2014. The accrued interest related to this loan for the year ended July 31, 2014 is $88.

NOTE 7 – IMPAIRMENT OF DEPOSIT

Impairment losses will be recorded on assets used in operations when indicators of impairment are present. In accordance with ASC 360-10-35-17, an impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. An impairment loss totalling $1,129 was recorded in 2013 relating to a deposit made to a related party on a letter of intent, which was deemed to have no value at July 31, 2013. In October 2013 the Company rescinded the shares that were issued as payment for the deposit, thus nullifying the transaction (see note 8).

NOTE 8 – CAPITAL STOCK

During the year ended July 31, 2013 the Company a) issued 126,000 shares of common stock valued at $13 to unrelated third parties as a “signing bonus” for services and  issued 11,292,240 shares of common stock valued at $1,129 to a related party as a deposit on a future development. At July 31, 2013 the value of the services and deposit was determined to be zero and an impairment loss of $1,129 was recorded.  (see note 7 )

On February 19, 2014 the Company amended their par value for preferred stock changing it from $0.0001 per share to $0.001 per share, which has been retroactively adjusted.

During the year ended July 31, 2014 the Company issued 111,000 restricted common shares B valued at $0.001 per share for services and recorded $111 as stock based compensation. In addition, the Company recorded $23,168 as stock based compensation during the year July 31, 2014 for shares previously issued and previously recorded as prepaid stock compensation.

During the year July 31, 2014, the Company rescinded 12,048,740 shares of which $11,418,700 had previously been issued for a deposit and 630,000 had been issued for services as those parties did not fully perform on their original contracts.

NOTE 9 – INCOME TAXES

For the period ended July 31, 2014, the Company has net losses in addition to prior years’ net taxable losses, the result is a net taxable loss carry-forward, and therefore the Company has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved. For the years ended July 31, 2014 and 2013, the cumulative net operating loss carry-forward from operations is approximately 2,931,400 and 5,675,000; respectively, and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2014	July 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 2,932,900	$ 1,929,600
Valuation allowance	(2,932,900)	(1,929,600)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. The Company has paid $180,000 in state franchise tax related to fiscal years 2012 and 2013.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employee Agreements:

The Company has entered into an employment agreement with the Chief Executive Officer Debra Mathias with an effective date of April 21, 2014.  The term of the employment agreements is 3 years, with an annual base salary of $1,200,000.

The Company has signed an employment agreement for the Head of Mergers and Acquisitions and Business Development, and as non board member President, Mr. Shah Mathias (Company Founder), with an effective date of October 2, 2014.  The term of the employment agreement is 20 years, with an annual base salary of $1,200,000 and ten percent (10%) of any revenue producing contract entered into by the Company while the Company Founder is in office, while holding any position under any title, and five percent (5%) of any such revenue producing contract afterward, for the benefit of the Company Founder or his estate, for a period of twenty (20) years.

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

Operating Lease

On January 31, 2014 the Company terminated its existing office space lease, and entered into a new month to month rent agreement for office space. The new agreement calls for monthly rent payments of $1,000. The terminated lease agreement has not been resolved as to payment of existing amounts due in cash or stock, or as to any early termination fees.  As of July 31, 2014 no stock has been issued in payment of rent.

Rental expense for the periods ended July 31, 2014 and 2013 was $25,145 and $20,444, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On September 2, 2014, the Company amended the articles of incorporation to increase the authorized shares:

The total number of shares of stock which the corporation shall have the authority to issue is 12,207,000,000 (Twelve  billion Two hundred and Seven  million) shares, consisting of 12,007,000,000 (Twelve  billion Seven  million) shares of Common Stock having a par value of $.000001 and 200,000,000 (Two hundred million) shares of Preferred Stock having a par value of $.000001 per share.

The Company amended its Certificate of Incorporation to change its existing authorized preferred and common shares from the current shares to the following:

Preferred Shares: 200,000,000 (Two hundred Million) par value .000001.

Class “A” 7,000,000 (Seven  Million Class “A” common shares) these shares have 1000 : 1 voting right compared to all other Class of shares and have equal dividend rights as all other Class of  shares, par value .000001.

Class “B” 4,000,000,000 (Four Billion Class “B” common shares) with voting and dividend rights, par value .000001.

Class “C” a/k/a Equity Participation Dividend Shares “EPDS” 4,000,000,000 (Four Billion Class “C” common shares) with no voting rights but with dividend rights, par value $.000001. Company may issue these shares as it deems necessary, for the purposes including but not limited to: purchasing goods and services for Ameri Metro, Inc (“AMI”); serving as an investment vehicle in acquisitions; for engaging in long term and short term joint ventures; for engaging in single purpose joint ventures; purchasing commodities, supplies, equipment and other tangible items for current and future projects; for engaging in like-kind exchanges as authorized by Internal Revenue Code Section 1031; for purchase of stocks and other securities; for purchase of real estate; for employee awards; and such other lawful purposes not in conflict with the said Board resolution, the Company Bylaws or applicable law and regulations.

Class “D” a/k/a Equity Participation Shares “EPS”4,000,000,000 (Four Billion Class “D” common shares) with no voting rights and no dividend rights, par value $.000001. Company may issue these shares as its currency as it deems necessary, for the following purposes but not limited to: purchasing goods and services for Ameri Metro, Inc (“AMI”); serving as an investment vehicle in acquisitions; for engaging in long term and short term joint ventures; for engaging in single purpose joint ventures; purchasing commodities, supplies, equipment and other tangible items for current and future projects; for engaging in like-kind exchanges as authorized by Internal Revenue Code Section 1031; for purchase of stocks and other securities; for purchase of real estate; for employee awards; and such other lawful purposes not in conflict with the said Board resolution, the Company Bylaws or applicable law and regulations.

The Board of Directors is authorized to provide for the issuance of the shares of Preferred Stock in series and by filing a certificate pursuant to the applicable law of the State of Delaware, to establish from time to time the number of shares to be included in such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof.

The authority of the Board of Directors with respect to each series of Preferred Stock shall include, but not be limited to, determination of the following:

A. The number of shares constituting that series and the distinctive designation of that series;

B. The dividend rate on the shares of that series, whether dividends shall be cumulative, and, if so, from what date or dates, and the  relative rights of priority, if any, of payment of dividends on shares of that series;

C. Whether that series shall have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights;

D. Whether that series shall have conversion privileges, and, if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in such events as the Board of Directors shall determine;

E. Whether or not that series shall be redeemable, and, if so, the terms and conditions of such redemption, including the date or dates upon or after which they shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

   F. Whether that series shall have a sinking fund for the redemption or purchase of shares of shares of that series, and , if so, the terms and amount of such sinking fund;

      G.  The rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Corporation, and the relative rights of priority, if any, of payment of the shares of that series; and

H. Any other relative rights, preferences and limitations of that series.

1. This amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

2. All other provisions of the Certificate of Incorporation shall remain in full force and effect.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

Pursuant to Rules adopted by the Securities and Exchange Commission. The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules.  This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s principal executive officer.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.  Based upon that evaluation, they believe that the Company’s disclosure controls and procedures are not totally effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely.  The officer is directly involved in the day-to-day operations of the Company but is not experienced in the preparation or filing the reports required to be filed.  The Company intends to hire outside professional to assist in such preparation, analysis and filing.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s chief executive officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting  as of July 31, 2014, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2014, based on those criteria. The Company’s management has identified material weaknesses in its internal control over financial reporting related to the following matters:

A lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on defective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

A lack of sufficient personnel in the accounting function due to the Company’s limited resources with appropriate skills, training and experience to perform certain tasks as it relates to financial reporting.

The Company’s plan to remediate those material weaknesses remaining is as follows:

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers as of October 30, 2014:

Name	Age	Position	Commencement Date
Debra Mathias	57	Director, CEO	21-Apr-14
James Becker	53	Director, President	2-Oct-14
Steve Trout	56	Director, Secretary/Treasurer	12-Jun-12
Naresh Mirchandani	52	Director/CFO	12-Jun-12
Shahjahan C. Mathias	46	Director	12-Jun-12
Donald E. (“Nick”) Williams, Jr.	56	Director	12-Jun-12
Keith A. Doyle	54	Director	12-Jun-12
Robert Todd Reynold	54	Director	29-May-14
Suhail Matthias	55	Director	1-Sep-12
James Kingsborough	55	Director	19-May-14

Soon after their appointment each director receives 1,000,000 shares of stock for any past, current and future service to the Company.  Mr. Shah Mathias received additional shares for service to the Company.  The shares have no stated value.

Messrs. Mathias, Becker, Trout, Mirchandani, Williams and Matthias each received 100,000 shares of stock for their service to the Company.

Shah Mathias, Founder / Head of - Merger & Acquisitions AND  New Business Development.  Mr. Mathias has an extensive background in real estate and property development. Beginning in 1988, Mr. Mathias commenced his career in real estate with the personal acquisition and like-kind exchange sales of investment property. In 1992, Mr. Mathias started a mortgage-banking corporation underwriting loans under his own name and selling such loans on the open market. By 2000, Mr. Mathias’ company had underwritten more than $1 billion in loans. In 2002, Mr. Mathias started Penndel Land Co., a real estate company which now has substantial assets and property. Mr. Mathias received his education at Penn State Institute of Technology.

Debra A Mathias: Chief Executive Officer, Chairman and Director. Ms. Mathias has worked along with Mr. Mathias since 1986 and had held key executive positions in several of the companies over the years, including Mortgage-Banking, Civil Engineering, Title insurance company Land Development Company, Administrative and Regulatory compliance department. Since 2010.  Ms. Mathias has worked behind the scenes for Ameri Metro, Inc.’s Regulatory compliance division, the merger of Yellowwood Acquisitions and Ameri Metro, Inc. and addressing comments with SEC regulatory compliance department to bring the S1 registration statement effective.

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

Naresh (Nick) Mirchandani, Chief Financial Officer and a director. Mr. Mirchandani has more than 20 years experience in high volume financial administration and negotiations with a particular expertise in the areas of commercial and residential mortgage financing, mergers and acquisitions, tax abatement, budgetary planning and management, and government loan negotiation. As corporate controller for a domestic and offshore marketing firm, Mr. Mirchandani oversaw a budget of more than $180 million annually. Mr. Mirchandari was commissioned by the United States Bankruptcy Court Trustee’s office to successfully develop a case against MCI, Inc., which the telecommunications giant was forced to settle for more than $7.5 million. For the past five years, Mr. Mirchandani has been a self employed consultant in mortgage banking and insurance products and services. A graduate with honors from India’s University of Bombay, Mr. Mirchandani also has a Masters of Business Administration from the Duke University Fuqua School of Business.  Mr. Mirchandani brings to the Company a financial and accounting expertise as well as experience in government regulation and land development.

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

James D. Kingsborough, a director. Mr. Kingsborough is a graduate of Shippensburg University BSBA degree, majored in marketing, graduated 1979. He for several roofing companies with responsibilities ranging from technical, to architectural calls, to sales representative. In 1991 he started Kingsborough & Associates.  Over the years he became partner is Division 7 Roof Spec. Currently he is a partner in Division 7 Roof Spec and Exterior Building Solutions LLC.  They are manufacturers representatives for several companies mostly in the commercial roofing market and some residential and cover from Altoona PA to Atlantic City NJ.  Mr. Kingsborough is also a partner in Business Airport of Carlisle, Inc.  The Carlisle Airport is a private owned, public use airport with about 60 based aircraft.

Robert Todd Reynold a director. Mr. Reynold has over 33 years’ experience as an entrepreneur.  Over the first fifteen years, Mr. Reynold successfully built a real estate construction company in the residential and commercial market place, with sales totaling more than $2 million dollars.  He then purchased a site excavation and paving Construction Company performing work in new road construction, private and government projects.  During the last 18 years, Mr. Reynold successfully built a national sales organization in the insurance market place covering 38 states successfully writing over $15 million in premium.  He also has experience guiding large private and public firms in the setting up of Captive Insurance programs for their benefit.

None of the officers or directors of the Company has been a convicted in a criminal proceeding or named in a pending criminal proceeding, nor has been temporarily or permanently enjoined from engaging in any type of business activity, including any securities related business.

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

ITEM 11.  EXECUTIVE COMPENSATION

Remuneration of Officers: Summary Compensation Table

No salaries  has been paid. No executive officer has received cash compensation in excess of $100,000 in the Company's fiscal year. The company started accruing salaries and fees for certain employees, officers and directors in 2013. The Company has also issued stock to employees for their consulting and professional services. At the time the Company launches its planned IPO, the Company will pay these employees, officers and directors.

Anticipated Officer and Director Remuneration

The Company has not paid any compensation to any officer. The Company intends to pay annual salaries to all its officers and will pay an annual stipend to its directors as soon as possible. The Company has signed employment agreements with the Chief Executive Officer and the Founder who will receive compensation in cash and stock to equal $1,200,000 per annum, The Company anticipates paying its other key executive officers, including president, chief financial officer and secretary/treasurer compensation equal to $350,000 per annum.  The Company anticipates that it will compensate its officers at such time, if ever when it successfully launches its IPO. During the current fiscal year the Company started accruing salaries for its key officers and key directors. The Company issues stock to the directors for their service to the Company. Although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program.  The Company also plans to compensate directors at $150,000 per annum, except independent directors which will receive compensation of $120,000 per annum.

	Year	Salary	Bonus		Option awards	Nonequity Incentive plan compensation	Nonqualified compensation. earnings	All other compensation
Name and Title
				Stock awards					Total
Shah Mathias (1)	2011	$0	$0	10,100,000 (1)(2)	-0-	-0-	-0-	-0-	-0-
Founder	2012			1,000,000
				212,100,000
	2014	$1,200,000		1,600,000(5)				0	$1,200,000
Debra Mathias	2014	$1,200,000	$0	1,000,000	0	0	0	$ 150,000	$1,200,000
Chairman, CEO
James Becker	2012 .2014	$0	$0	1,100,000(2)	-0-	-0-	-0-	-0-	-0-
President
Steve Trout	2012	$350,000	$0	1,125,000(2)	-0-	-0-	-0-	$ 150,000	$350,000
Secretary/
Treasurer
Naresh Mirchandani	2012	$350,000	$0	1,110,000(2)	-0-	-0-	-0-	$ 150,000	$350,000
Director, CFO
Shahjahan Mathias	2012	$0	$0	1,100,000(2)	-0-	-0-	-0-	$ 150,000	-0-
Director, Vice Chairman
Donald Williams	2012	$0	$0	1,000,000 (2)	-0-	-0-	-0-	-0-	-0-
Independent Director
Keith Doyle	2012	$0	$0	1,000,000 (2)	-0-	-0-	-0-	$ 150,000	-0-
Director
Suhail Matthias	2012	$0	$0	1,110,000 (2)	-0-	-0-	-0-	$ 150,000	-0-
Director
R. Todd Reynold	2014	$0	$0	1,000,000 (4)	-0-	-0-	-0-	$ 150,000	-0-
Director
James Kingsborough	2014	$0	$0	1,000,000 (4)	-0-	-0-	-0-	$ 150,000	-0-
Director

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

(4) The named directors will be issued the 1,000,000 shares as part of their compensation package for current and future services to the company.

(5). Shah Mathias was issued 1,600,000 shares of Class A common stock at par.

Shah Mathias will receive 10% of the face value of all revenue contracts entered into by the Company.

The stock has been issued to the named employee without consideration for such issue and without any conditions or restrictions.

Employment Agreements

The Company has entered into employment agreements with certain officers and key personnel.

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

Name and Position	Shares Owned Before Offering	Percent of Class	Shares Owned After Offering (2)	Percent of Class
Shah Mathias, Founder	233,200,000	95%	232,200,000	94.5%
James Becker, Director, President	1,100,000	*	1,045,000	*
Steve Trout, Director, Secretary; Treasurer	1,125,000	*	1,068,750	*
Naresh G Mirchandani., Director	1,110,000	*	1,054,500	*
Shahjahan C Mathias., Director	1,110,000	*	1,054,500	*
Donald Williams, Director	1,100,000	*	1,045,000	*
Keith Doyle, Director	1,000,000	*	950,000	*
Shuha Matthias, Director	1,100,000	*	1,054,500	*

* Less than 1%

(1) Based on 235,231,681 shares of common stock outstanding.

(2)Assumes all shares offered by the beneficial owners and management are sold.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Steve Trout, Secretary/Treasurer and a director, is the brother-in-law of Shah Mathias, the Founder of the Company. Shahjahan Mathias is the brother, and Sohual Matthias is the cousin, of Shah Mathias.

Related Companies

Shah Mathias, Founder of the Company, has organized and established three nonprofit corporations for the purpose of facilitating the development of the transportation systems. The nonprofit statutes provide a vehicle to issue bonds and to help secure infrastructure projects. The nonprofits have the discretion to turn over the infrastructure projects to a state or governing body having jurisdiction after the indebtedness has been paid. The nonprofits that Mr. Mathias has created are:

1) Hi Speed Rail Facilities, Inc. (HSRF)

2) Hi Speed Rail Facilities Provider, Inc. (HSRFP)

Shah Mathias, Founder of the Company, has established a series of corporations with which to effect the transactions and development of the projects envisioned by the Company including the Port Trajan Facility, high speed rail projects and the Alabama Toll Road.  The Company has envisioned long-range ideas and plans to develop currently undeveloped areas through which the planned Alabama toll road will traverse. These plans include the development of an airport, sea shipping port and a high speed rail line.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

        The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm of Silberstein Ungar, PLLC and Malone Bailey LLP for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	31-Jul-13	31-Jul-14

Silberstein Ungar, PLLC	$ 32,500	$ 29,000
Malone Bailey LLP	$ -	$ 15,000

   The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended July 31, 2011 and  2012.

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

EXHIBITS

3.1 Articles of Incorporation (filed with the Form 10 November 9, 2011)

3.2 Amended by-laws (filed as part of the Form 8-K/A filed January 18, 2013)

5.0 Opinion of Counsel on legality of securities being registered (filed with the Registration Statement on Form S-1 filed June 13, 2013)

10.1 Master Indenture Agreement of Alabama Toll Facilities, Inc. (filed with the Form 8-K January 18, 2013)

10.2 Master Indenture Agreement of Hi Speed Rail Facilities, Inc. (filed with the Form 8-K January 18, 2013)

10.3 Master Indenture Agreement of Hi Speed Rail Facilities Provider, Inc. (filed with the Form 8-K January 18, 2013)

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

Date: November 13, 2014	By: /s/ Naresh G.Mirchandani
Naresh G. Mirchandani
Chief Financial Officer ( Executive Officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME

OFFICE

DATE_____

Debra Mathias

Director

     November 12, 2014

James Becker

Director                 November 12, 2014

Naresh Mirchandani

Director                 November 12, 2014

Shahjahan C. Mathias

Director                 November 12, 2014

Donald E. ("Nick") Williams, Jr.

Director

     November 12, 2014

Suhail Matthias

Director                 November 12, 2014

Steve Trout

Director                 November 12, 2014

Robert Todd Reynold

Director                 November 12, 2014

Keith A. Doyle

Director                 November 12, 2014

James Kingsborough

Director

     November 12, 2014