Form 10-K/A
period 2014-07-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2014-12-08
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

Date: December 8, 2014	By:/s/ Debra Mathias Debra Mathias Chief Executive Officer By: /s/ Naresh G.Mirchandani
Naresh G. Mirchandani
Chief Financial Officer