Form 10-Q
period 2014-10-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2014-12-17
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

Yes ☐  No ☑

At October 31, 2014, there were 235,231,681 shares of the issuer’s common stock outstanding.

AMERI METRO, INC.

TABLE OF CONTENTS

For the Three Months Ended October 31, 2014

AMERI METRO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31, 2014	July 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$ 3,705	$ 2,191
Total current assets	3,705	2,191

Office equipment, net of depreciation	854	920

Other assets
Deposits	1,500	1,500
Total other assets	1,500	1,500

Total Assets	$ 6,059	$ 4,611

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable	$ 84,813	$ 101,494
Accrued expenses	3,788,167	2,554,877
Loans payable – related parties	503,927	484,422
Loans payable	4,003	4,003
Total Liabilities	4,380,910	3,144,796

Stockholders’ Deficit
Common stock class A, par value $.000001, 7,000,000 shares authorized, 1,600,000 shares issued and outstanding	2	2
Common stock class B, par value $.000001, 4,000,000,000 shares authorized, 233,631,681 shares issued and outstanding	234	234
Common stock class C, par value $.000001, 4,000,000,000 shares authorized, nil shares outstanding	-	-
Common stock class D, par value $.000001, 4,000,000,000 shares authorized, nil shares outstanding	-	-
Preferred stock, par value $.000001, 200,000,000 shares authorized, 450,000 shares issued and outstanding	1	1
Additional paid in capital	5,555,365	5,555,365
Stock subscriptions receivable	(47,000)	(47,000)
Accumulated deficit	(9,883,453)	(8,648,787)
Total Stockholders’ Deficit	(4,374,851)	(3,140,185)

Total Liabilities and Stockholders’ Deficit	$ 6,059	$ 4,611

The accompanying notes are an integral part of these unaudited financial statements.

F-1

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended October 31, 2014	Three months ended October 31, 2013

REVENUES	$ -	$ -

OPERATING EXPENSES
Professional fees	11,650	3,550
Directors fees	314,518	-
Depreciation	66	52
General & administrative	63,349	14,360
Officer payroll	844,964	-
TOTAL OPERATING EXPENSES	1,234,547	17,962

LOSS FROM OPERATIONS	(1,234,547)	(17,962)

OTHER INCOME (EXPENSE)
Interest expense	(119)	-
TOTAL OTHER INCOME (EXPENSE)	(119)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,234,666)	(17,962)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (1,234,666)	$ (17,962)

LOSS PER SHARE (BASIC AND DILUTED )	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ( BASIC AND DILUTED)	235,231,681	241,846,082

The accompanying notes are an integral part of these unaudited financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months Ended October 31, 2014	Three months Ended October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,234,666)	$ (17,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for services	-	(13)
Impairment of deposit	-	(1,129)
Depreciation expense	66	52
Change in operating assets and liabilities:
Accounts payable	(16,681)	(18,820)
Accrued expenses	1,233,290	-
Cash flows used in operating activities	(17,991)	(37,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	19,505	38,561
Cash flows provided by financing activities	19,505	38,561

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,514	689
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,191	12
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 3,705	$ 701

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock to related party for deposit	$ -	$ (1,129)
Issuance of stock to fund possible future employment agreements	$ -	$ (13)

The accompanying notes are an integral part of these unaudited financial statements.

AMERI METRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014

(Unaudited)

NOTE 1 – Basis of Presentation

Nature of Business

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Ameri Metro. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the consolidated financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.   Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2014 as reported in Form 10-K, have been omitted.

NOTE 2 –GOING CONCERN

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

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

As of October 31, 2014, $503,927 (July 31, 2014 - $484,422) is due to the majority shareholder, of which $492,098 is unsecured, non-interest bearing and due on demand and $11,829 is due in 1 year with an interest rate of 3% (accrued interest on this loan for the three months ended October 31, 2014 is $89). No repayments have been made to date.

NOTE 4 – LOAN PAYABLE

On January 30, 2014, the Company entered into a short-term loan with a non-related party.  The Company was loaned $6,000 from an investment company, the repayment terms are 3% interest with a maturity date of January 31, 2015.  The Company has repaid $1,997 as of October 31, 2014. The accrued interest related to this loan for the three months ended October 31, 2014 is $30.

NOTE 5 – CAPITAL STOCK

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Operating Lease

On January 31, 2014 the Company terminated its existing office space lease, and entered into a new month to month rent agreement for office space. The new agreement calls for monthly rent payments of $1,000. The terminated lease agreement has not been resolved as to payment of existing amounts due in cash or stock, or as to any early termination fees.  As of October 31, 2014 no stock has been issued in payment of rent.

NOTE 7 – SUBSEQUENT EVENTS

On December 1st, 2014 the Company accepted the Directorship Agreement for all its Directors. On December 2nd, 2014 the Company accepted the compensation agreements for its Executive Officers and its Directors. On December 3rd, 2014 The Company accepted the employment agreements of Jerry T. Stahlman and Naresh G. Mirchandani. The Company agreed that the shares issued to the Directors  are now fully vested. The Company has reinstated the agreement that was rescinded earlier on June 12, 2014 between The Company and Jewel’s Real Estate 1086 Master LLLP.

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

The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report, our Annual Report on Form 10-K for the year ended July 31, 2014 and in our other reports filed with the Securities and Exchange Commission (the “SEC”).

Results of Operations

Comparison of the Three Months Ended October 31, 2014 and 2013

The Company has no source of continuing revenues and received no revenues for the three months ending October 31, 2014, and no revenues for the three months ended October 31, 2013.

For the three months ended October 31, 2014 and 2013, the Company had total operating expenses of $1,234,547 and $17,962, respectively and net loss of $1,234,666 and $17,962, respectively. The increase in operating expenses and net loss resulted from the accrual of director and officer compensation of $1,156,882 during the three months ended October 31, 2014 as compared to $0 during the three months ended October 31, 2013. The Company had a total net loss from inception of $9,883,453 through October 31, 2014.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities and total liabilities as of October 31, 2014 and July 31, 2014 were as follows:

	October 31, 2014	July 31, 2014
Cash	$ 3,705	$ 2,191
Total current assets	3,705	2,191
Total assets	6,059	4,611
Total current liabilities	4,380,910	3,144,796
Total liabilities	4,380,910	3,144,796

Cash requirements

We had $3,705 in cash and cash equivalents as of October 31, 2014.  Our cash used in operations for the three months ended October 31, 2014 was $17,991. We had a net loss for the three months ended October 31, 2014 of $1,234,666. We had an accumulated deficit of $9,883,453 at October 31, 2014. Our cash on hand is not sufficient to cover our monthly expenses and we will continue to seek financing in the form of debt or stock sales to finance our operations. There can be no assurance the Company will be successful in these efforts.

Sources and Uses of Cash

Operations

For the three months ended October 31, 2014, our net cash used in operating activities was $17,991, which consisted of our net loss of $1,234,666, offset primarily by accrued compensation of $1,233,290 and payment of accounts payable of $16,681. For the three months ended October 31, 2013, our net cash used in operating activities was $37,872, which consisted of our net loss of $17,962, and primarily by payment of accounts payable of $18,820.

Financing

For the three months ended October 31, 2014, our net cash provided by financing activities was $19,505, which consisted of proceeds from the related party loans. For the three months ended October 31, 2013 our net cash provided by financing activities was $38,561, which consisted of proceeds from related party loans.

Related Party Note

As of October 31, 2014, $503,927 (July 31, 2014 - $484,422) is due to the majority shareholder, of which $492,098 is unsecured, non-interest bearing and due on demand and $11,829 is due in 1 year with an interest rate of 3% (accrued interest on this loan for the three months ended October 31, 2014 was $89). No repayments have been made to date.

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

Sharebased payments

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

The Company follows ASC Topic 505-50, formerly EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services, for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered.

Recent Accounting Pronouncements

For the three month period ended October 31, 2014, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item..

Item 4. Controls and Procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of October 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended October 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

December 17, 2014

/s/ Debra Mathias

Title: Chief Executive Officer

(Principal executive officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME

OFFICE

DATE

Debra Mathias

Director

December 17, 2014

James Becker

Director

December 17, 2014

Naresh Mirchandani

Director

December 17, 2014

Shahjahan C. Mathias

Director

December 17, 2014

Todd Reynold

Director

December 17, 2014

Suhail Matthias

Director

December 17, 2014

Steve Trout

Director

December 17, 2014

James Kingsborough

Director

December 17, 2014

Keith A. Doyle

Director

December 17, 2014

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

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

____________________

* Filed herewith

** To be filed