Form 10-Q/A
period 2014-10-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2014-12-31
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Yes ☐  No ☑

 EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to include the certifications of our Chief Financial Officer in Exhibits 31.2 and 32.2. No other sections were affected.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 31, 2014

By:/s/ Naresh G. Mirchandani

Title: Chief Financial Officer