Form 10-Q
period 2015-01-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2015-03-23
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Yes ☐  No ☑

At March 23, 2015, there were 1,069,430,122 shares of the issuer’s common stock outstanding.

AMERI METRO, INC.

TABLE OF CONTENTS

For the Three Months Ended October 31, 2014

AMERI METRO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2015	July 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$ –	$ 2,191

Total current assets	–	2,191

Office equipment, net of depreciation	760	920
Deposits	1,500	1,500

Total Assets	$ 2,260	$ 4,611

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Bank overdraft	$ 2,337	$ –
Accounts payable	93,515	101,494
Accrued expenses	5,061,703	2,554,877
Loans payable – related parties	510,877	484,422
Loans payable	4,003	4,003

Total Liabilities	5,672,435	3,144,796

Stockholders’ Deficit
Common stock class A, par value $.000001, 7,000,000 shares authorized, 6,400,000 shares issued and outstanding	6	6
Common stock class B, par value $.000001, 4,000,000,000 shares authorized, 1,063,030,122 and 934,526,724 shares issued and outstanding	1,063	935
Common stock class C, par value $.000001, 4,000,000,000 shares authorized, nil shares outstanding	–	–
Common stock class D, par value $.000001, 4,000,000,000 shares authorized, nil shares outstanding	–	–
Preferred stock, par value $.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding	2	2
Additional paid in capital	5,592,189	5,554,659
Stock subscriptions receivable	(47,000)	(47,000)
Accumulated deficit	(11,216,435)	(8,648,787)

Total Stockholders’ Deficit	(5,670,175)	(3,140,185)

Total Liabilities and Stockholders’ Deficit	$ 2,260	$ 4,611

The accompanying notes are an integral part of these unaudited financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2015	Three months ended January 31, 2014	Six months ended January 31, 2015	Six months ended January 31, 2014

OPERATING EXPENSES
Professional fees	$14,150	$7,063	$25,800	$10,613
Directors fees	337,850	(98)	652,368	(98)
Depreciation	94	52	160	104
General & administrative	160,425	487,106	223,774	501,466
Officer payroll	820,344	79,094	1,665,308	79,094

TOTAL OPERATING EXPENSES	1,332,863	573,217	2,567,410	591,179

LOSS FROM OPERATIONS	(1,332,863)	(573,217)	(2,567,410)	(591,179)

OTHER INCOME (EXPENSE)
Interest expense	(119)	–	(238)	–

TOTAL OTHER INCOME (EXPENSE)	(119)	–	(238)	–

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,332,982)	(573,217)	(2,567,648)	(591,179)

PROVISION FOR INCOME TAXES	–	–	–	–

NET LOSS	$ (1,332,982)	$ (573,217)	$ (2,567,648)	$ (591,179)

LOSS PER SHARE (BASIC AND DILUTED )	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ( BASIC AND DILUTED)	985,623,558	937,131,940	963,275,141	951,276,220

The accompanying notes are an integral part of these unaudited financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended January 31, 2015	Six months Ended January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,567,648)	$ (591,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for services	37,658	374,890
Impairment of deposit	–	(1,129)
Depreciation expense	160	104
Change in operating assets and liabilities:
Accounts payable	(7,979)	–
Accrued expenses	2,506,826	81,863

Cash flows used in operating activities	(30,983)	(135,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	2,337	–
Proceeds from related party loan	26,455	134,429
Proceeds from loan payable	–	6,000

Cash flows provided by financing activities	28,792	140,429

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,191)	4,978
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,191	12

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ –	$ 4,990

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock to related party for deposit	$ –	$ (1,129)
Issuance of stock to fund possible future employment agreements	$ –	$ 416,250
Issuable common stock –Class B	$ 22	-

The accompanying notes are an integral part of these unaudited financial statements.

AMERI METRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2015

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Ameri Metro. have been prepared in accordance with accounting principles generally accepted in the United States of America with the instructions to Form 10Q and Article 10 of Regulation S-X and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the consolidated financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.   Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2014 as reported in Form 10-K, have been omitted.

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

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

As of January 31, 2015, $510,877 (July 31, 2014 - $484,422) is due to the majority shareholder, of which $499,048 is unsecured, non-interest bearing and due on demand and $11,829 is due in 1 year with an interest rate of 3% (accrued interest on this loan for the six months ended January 31, 2015 is $178). No repayments have been made to date.

NOTE 4 – LOAN PAYABLE

On January 30, 2014, the Company entered into a short-term loan with a non-related party.  The Company was loaned $6,000 from an investment company, the repayment terms are 3% interest with a maturity date of January 31, 2015.  The Company has repaid $1,997 as of January 31, 2015.  The accrued interest related to this loan for the six months ended January 31, 2018 is $60.  At January 31, 2015, the Company has not repaid the remaining balance of the loan of $4,003.

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

The Company amended its Certificate of Incorporation to change its existing authorized preferred and common shares from the current shares to the following:

Preferred Shares: 200,000,000 (Two hundred Million) par value .000001. There are 1,800,000 preferred stock outstanding at January 31, 2015.

Class “A” 7,000,000 (Seven Million Class “A” common shares) these shares have 1000 : 1 voting right compared to all other Class of shares and have equal dividend rights as all other Class of shares, par value .000001. There are 6,400,000 Class A stock outstanding at January 31, 2015.

Class “B” 4,000,000,000 (Four Billion Class “B” common shares) with voting and dividend rights, par value .000001. There are 1,063,030,122 Class B stock outstanding at January 31, 2015.

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

On November 3, 2014, the Company effected a 4:1 forward stock split of its issued and outstanding shares of common stock. As a condition of the split, all shareholders who wanted to participate were required to send $100 to the Transfer Agent to pay for the expense related to reissuance of shares due to split. The cutoff date for the return of the notification and payment to the transfer agent was December 31, 2014. If the shareholder did not return the confirmation and payment, they would not be eligible to receive the additional shares. (see Commitments and Contingencies Note 6)

As of the date of this filing 97.65% of the shareholders participated and therefore the statements are retroactively adjusted to reflect a 3.9:1 forward split. Due to 3.9:1 forward split the shares increased to 918,796,790, the shares issuable to effect a 4:1 split is 22,129,934.  As a result, all share amounts have been retroactively adjusted for all periods presented for a 3.9:1 forward split.

On December 30, 2014, the Company issued 62,000,000 post stock split shares of Class “B” common stock as a “signing bonus” pursuant to three employment agreements entered during the quarter ended January 31, 2015.  The Company recorded $15,500 of stock compensation for these issuances.

On December 30, 2014, the Company issued 48,000,000 post stock split shares of Class “B” common stock to Mr. Shah Mathias (Company Founder) pursuant to the employment agreement dated October 2, 2014. The Company recorded $12,000 of stock compensation for these issuances.

On December 30, 2014, the Company issued 40,633,332 post stock split shares of Class “B” common stock to employees as additional compensation. The fair value of the share is $10,158 and is recorded as stock based compensation.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Employee Agreements

The Company has entered into an employment agreement with the Chief Executive Officer Debra Mathias with an effective date of April 21, 2014. The term of the employment agreements is 3 years, with an annual base salary of $1,200,000.

The Company has signed an employment agreement for the Head of Mergers and Acquisitions and Business Development, and as non board member President, Mr. Shah Mathias (Company Founder), with an effective date of October 2, 2014. The term of the employment agreement is 20 years, with an annual base salary of $1,200,000 and ten percent (10%) of any revenue producing contract entered into by the Company while the Company Founder is in office, while holding any position under any title, and five percent (5%) of any such revenue producing contract afterward, for the benefit of the Company Founder or his estate, for a period of twenty (20) years. The Company Founder is also eligible to earn an annual bonus award of up to 1000% of the annual base salary.  In addition, the Company Founder is entitled to receive shares of the Company’s common stock as follows: when the Company issue shares for the Initial Public Offering, the Company Founder is to be issued 10% of the said shares; and if shares are issued at such time to any other party the Company Founder is to be issued an equal amount of shares.

The Company has entered into an employment agreement with the Chief Financial Officer (the “CFO”) with an effective date of December 3, 2014.  The term of the employment agreement is 3 years, with an annual base salary of $350,000.  The CFO is also entitled to 60,000,000 shares of Class “B” common stock as a signing bonus.  On December 30, 2014, the Company issued 60,000,000 post split shares of Class “B” common stock to the CFO.

The Company has entered into an employment agreement with the Chief Engineer with an effective date of December 3, 2014.  The term of the employment agreement is 3 years, with an annual base salary of $175,000.  The Chief Engineer is also entitled to 1,000,000 post split shares of Class “B” common stock as a signing bonus.  On December 30, 2014, the Company issued 1,000,000 post split shares of Class “B” common stock to the Chief Engineer.

Operating Lease

On January 31, 2014 the Company terminated its existing office space lease, and entered into a new month to month rent agreement for office space. The new agreement calls for monthly rent payments of $1,000. The terminated lease agreement has not been resolved as to payment of existing amounts due in cash or stock, or as to any early termination fees.  As of January 31, 2015 no stock has been issued in payment of rent.

Stock Split

In connection with the stock split, some shareholders did not respond or pay the transfer agent fee by the deadline. As a result, these shareholders were not issued the additional shares. At some point, the company may be required to issued an additional 22,129,934 of Class B common stock in connection with this stock split.

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

Through its subsidiary, GTI, the Company is also involved in the development of a new toll road in the State of Alabama.  The Company acquired from Penndel Land Company (a company solely owned by the former CEO of the Ameri Metro) the contract rights to a construction agreement with the Alabama Toll Facilities, Inc. ("ATFI", a non-profit company designated by the State of Alabama to act as the project developer for such a toll road and on which the former CEO of Ameri Metro served as one of its four directors).  As such the Company has the development rights for such toll road.  The Company will need to secure the financing for the design, planning, engineering and related costs for the construction of the toll road.  If the Company is able to secure such financing, ATFI will effect a bond offering to purchase the land on which the toll road is to be located.  On April 14, 2010 the Company entered into a joint venture with Penndel Land Company, a related company primarily owned by the Shah Mathias, the Company’s then Chief Executive Officer, whereby Penndel will be the Company's exclusive land developer, provider of financial services in connection with raising capital for the land development and provider of all requisite technology for the land development. As part of this joint venture, Penndel will receive a percentage of each class of shares in the Company in exchange for $10,000,000 worth of consulting services.

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

AMI entered into a contract on June 10, 2010 for the acquisition of the patents, rights, titles, and business of Damar Corporation LLC, the inventor/developer/manufacturer of Damar TruckDeck.  The Damar TruckDeck is a flexible truck deck storage and organization system with an integrated frame allowing the cargo deck to be used as a hauling surface.AMI shall receive all rights and title to the patents, the TruckDeck system, and all related assets for a purchase price of $750,000 payable as $500,000 cash and the remaining $250,000 payable in the form of 7,500 shares of AMI’s common stock.  The cash portion is payable within 90 days of the successful completion of the registration as a publicly traded company pursuant to the Securities Act of 1933.

In February 2011, the Company issued an offer letter to purchase a rebar plant for cash of $4,750,000 and an option to purchase management services to support the operations of the plant,  for Alabama toll facilities, Inc. project.

AMI entered into a contract with NPG/HSR Technologies, Inc. For RAIL TIE Licensing of Intellectual property and exclusive licensing agreement involving two US patents.

AMI entered into a contract with US Railcar Company/ HSR Technologies, Inc.

Exclusive Technology use Agreement for exclusive use of DMU rail technologies and use of its know-how for manufacturing  of train sets meeting the 49 CFR Part 238 compliant DMU in current revenue service, that meets or exceeds new Federal Rail Administration (FRA) and American Public Transportation Association (APTA) structural safety specifications.

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

On January 13, 2013 the Company entered into a Letter of Intent with a HSRFP.  The purpose being that the Company is contracting services for the build out of the (Port Trajan 5 Terminals). In 2010 the Company was appointed as the agent and representative of HSRFP to perform all required tasks and actions to develop and construct such projects ‘for Hi Speed Rail Facilities Provider, Inc. under the a Letter of Intent the Project comprises of five Phases 872 acres W/Intermodal facilities. ‘For Hi Speed Rail Facilities Provider Inc. (Port Trajan) Phase one (1)  comprises of +/-345 acres . Purchase price is, $350,000 per acres this will include all on site horizontal Improvements. In addition off-site Improvement in the amount of Twenty Million dollars ($20,000,000.00). As to any subsequent price Per Phase will have the baseline at $350,000 per acre including, on site horizontal improvements and contribute prorated portion towards the off-site improvements plus 2 percent over the cost of inflation. Vertical construction cost will be determined at later date.

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

F .Whether that series shall have a sinking fund for the redemption or purchase of shares of shares of that series, and, if so, the terms and amount of such sinking fund;

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

•

Operation of a "hubandspoke" passenger rail system providing service to and through one or more major hubs to locations throughout the United States;

•

Introduction of modern train equipment operating at speeds up to 120 mph;

•

Provision of multimodal connections to improve system access;

•

Improvement in reliability and ontime performance;

•

Development or expansion of a feeder bus system linking outlying areas to railroad stations;

•

Acquiring new train equipment including train sets and spares;

•

Track improvement, including replacement and upgrades, additional sidings, signal and

•

communications systems, and gradecrossing improvements;

•

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

ING Investment Management (Formally ING, now VOYA)

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

As a second step, on September 23, 2009, Penndel Land Company (“Penndel”), a company wholly owned by Shah Mathias (the Company's former CEO) entered into an agreement with ATFI by which Penndel was appointed as the agent and representative of ATFI to perform all required tasks and actions to develop and construct the toll road.

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

Results of Operations

Comparison of the Six Months Ended January 31, 2015 and 2014

The Company has no source of continuing revenues and received no revenues for the three and six months ending January 31, 2015 and 2014.

For the six months ended January 31, 2015 and 2014, the Company had total operating expenses of $2,567,410 and $591,179, respectively and net loss of $2,567,648 and $591,179, respectively. The increase in operating expenses and net loss resulted form the accrual of director and officer compensation of $2,317,676 during the six months ended January 31, 2015 as compared to $78,996 during the six months ended January 31, 2014.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities and total liabilities as of January 31, 2015 and July 31, 2014 were as follows:

	January 31, 2015	July 31, 2014
Cash	$ –	$ 2,191
Total current assets	–	2,191
Total assets	2,260	4,611
Total current liabilities	5,672,435	3,144,796
Total liabilities	5,672,435	3,144,796

Cash requirements

We had $0 in cash and cash equivalents as of January 31, 2015.  Our cash used in operations for the six months ended January 31, 2015 was $30,983. We had a net loss for the six months ended January 31, 2015 of $2,567,648. We had an accumulated deficit of $11,216,435 at January 31, 2015. Our cash on hand is not sufficient to cover our monthly expenses and we will continue to seek financing in the form of debt or stock sales to finance our operations. There can be no assurance the Company will be successful in these efforts.

Sources and Uses of Cash

Operations

For the six months ended January 31, 2015, our net cash used in operating activities was $30,983, which consisted of our net loss of $2,567,648, offset primarily by accrued compensation of $2,506,826. For the six months ended January 31, 2014, our net cash used in operating activities was $135,451, which consisted of our net loss of $591,179, offset primarily by the issuance of share for services of $374,890 and increase in accrued liabilities of $81,863.

Financing

For the six months ended January 31, 2015, our net cash provided by financing activities was $26,455, which primarily consisted of proceeds from the related party loans. For the six months ended January 31, 2014 our net cash provided by financing activities was $140,429, which consisted of proceeds from related party loans and loan payable.

Related Party Note

As of January 31, 2015, $503,927 (July 31, 2014 - $484,422) is due to the majority shareholder, of which $492,098 is unsecured, non-interest bearing and due on demand and $11,829 is due in 1 year with an interest rate of 3% (accrued interest on this loan for the six months ended January 31, 2015 was $178). No repayments have been made to date.

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

Recent Accounting Pronouncements

For the six month period ended January 31, 2015, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item..

Item 4. Controls and Procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the six month period ended January 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CERTIFICATION OF PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

____________________

* Filed herewith

** To be filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 23, 2015

/s/ Debra Mathias

Title: Chief Executive Officer

(Principal executive officer)