Form 10-Q/A
period 2015-01-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2015-03-24
CIK 1534155

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

Yes ☐  No ☑

1

 EXPLANATORY NOTE

           We are filing this Amendment on Form 10-Q/A to include the  XBRL disclosure. No other sections were affected.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 24, 2015

By: /s/ Naresh G. Mirchandani

Naresh G. Mirchandani

Title: Chief Financial Officer

2