Form 10-Q
period 2015-04-30
Ameri Metro, Inc. (formerly Yellowwood)
filed 2015-06-19
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

Yes ☐  No ☑

At June 19, 2015, there were 1,069,430,122 shares of the issuer’s common stock outstanding.

AMERI METRO, INC.

TABLE OF CONTENTS

For the Nine Months Ended April 30, 2015

INDEX

AMERI METRO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2015	July 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$ 1,705	$ 2,191

Total current assets	1,705	2,191

Office equipment, net of depreciation	680	920
Deposits	1,500	1,500

Total Assets	$ 3,885	$ 4,611

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable	$ 269,621	$ 101,494
Accrued expenses	6,377,015	2,554,877
Loans payable – related parties	523,032	484,422
Loans payable	4,003	4,003

Total Liabilities	7,173,671	3,144,796

Stockholders’ Deficit
Preferred stock, par value $.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding	2	2
Common stock class A, par value $.000001, 7,000,000 shares authorized, 6,400,000 shares issued and outstanding	6	6
Common stock class B, par value $.000001, 4,000,000,000 shares authorized, 1,063,030,122 and 934,526,724 shares issued and outstanding	1,063	935
Common stock class C, par value $.000001, 4,000,000,000 shares authorized, nil shares outstanding	–	–
Common stock class D, par value $.000001, 4,000,000,000 shares authorized, nil shares outstanding	–	–
Additional paid-in capital	5,592,189	5,554,659
Stock subscriptions receivable	(47,000)	(47,000)
Accumulated deficit	(12,716,046)	(8,648,787)

Total Stockholders’ Deficit	(7,169,786)	(3,140,185)

Total Liabilities and Stockholders’ Deficit	$ 3,885	$ 4,611

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended April 30, 2015	Three months ended April 30, 2014	Nine months ended April 30, 2015	Nine months ended April 30, 2014

OPERATING EXPENSES
Professional fees	$ 5,800	$ 6,250	$ 31,600	$ 16,863
Directors fees	337,500	257,877	989,868	257,779
Depreciation	80	80	240	183
General & administrative	113,612	147,938	337,386	649,405
Officer payroll	862,500	493,968	2,527,808	573,061

TOTAL OPERATING EXPENSES	1,319,492	906,113	3,886,902	1,497,291

LOSS FROM OPERATIONS	(1,319,492)	(906,113)	(3,886,902)	(1,497,291)

OTHER INCOME (EXPENSE)
Franchise tax	(180,000)	(180,000)	(180,000)	(180,000)
Interest expense	(119)	(121)	(357)	(121)

TOTAL OTHER INCOME (EXPENSE)	(180,119)	(180,121)	(180,357)	(180,121)

NET LOSS	$ (1,499,611)	$ (1,086,234)	$ (4,067,259)	$ (1,677,412)

LOSS PER SHARE (BASIC AND DILUTED)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	1,069,430,122	914,668,793	997,882,443	924,546,677

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended April 30, 2015	Nine months ended April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,067,259)	$ (1,677,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for services	37,658	375,000
Impairment of deposit	–	(1,239)
Depreciation expense	240	183

Change in operating assets and liabilities:
Accounts payable	168,127	–
Accrued expenses	3,822,138	943,079

Cash flows used in operating activities	(39,096)	(360,389)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	–	(562)

Cash flows used in investing activities	–	(562)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	38,610	357,936
Proceeds from loan payable	–	4,003
Increase in deposits	–	(1,000)

Cash flows provided by financing activities	38,610	360,939

NET DECREASE IN CASH AND CASH EQUIVALENTS	(486)	(12)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,191	12

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,705	$ –

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ –	$ 3
Income taxes paid	–	180,000

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock to related party for deposit	$ –	$ (1,239)
Issuance of stock to fund possible future employment agreements	–	4,166,250
Issuable common stock – Class B	22	–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERI METRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

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

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

As of April 30, 2015, $523,032 (July 31, 2014 - $484,422) is due to the majority shareholder, of which $511,203 is unsecured, non-interest bearing and due on demand and $11,829 is due in 1 year with an interest rate of 3% (accrued interest on this loan for the nine months ended April 30, 2015 is $267). No repayments have been made to date.

NOTE 4 – LOAN PAYABLE

On January 30, 2014, the Company entered into a short-term loan with a non-related party.  The Company was loaned $6,000 from an investment company, the repayment terms are 3% interest with a maturity date of January 31, 2015.  The Company has repaid $1,997 as of April 30, 2015.  The accrued interest related to this loan for the nine months ended April 30, 2015 is $90.  At April 30, 2015, the Company has not repaid the remaining balance of the loan of $4,003.

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

The Company amended its Certificate of Incorporation to change its existing authorized preferred and common shares from the current shares to the following:

Preferred Shares: 200,000,000 (Two hundred Million) par value .000001. There are 1,800,000 preferred stock outstanding at April 30, 2015.

Class “A” 7,000,000 (Seven Million Class “A” common shares) these shares have 1000 : 1 voting right compared to all other Class of shares and have equal dividend rights as all other Class of shares, par value .000001. There are 6,400,000 Class A stock outstanding at April 30, 2015.

Class “B” 4,000,000,000 (Four Billion Class “B” common shares) with voting and dividend rights, par value .000001. There are 1,063,030,122 Class B stock outstanding at April 30, 2015.

Class “C” a/k/a Equity Participation Dividend Shares “EPDS” 4,000,000,000 (Four Billion Class “C” common shares) with no voting rights but with dividend rights, par value $.000001. The Company may issue these shares as it deems necessary, for the purposes including but not limited to: purchasing goods and services for Ameri Metro, Inc (“AMI”); serving as an investment vehicle in acquisitions; for engaging in long term and short term joint ventures; for engaging in single purpose joint ventures; purchasing commodities, supplies, equipment and other tangible items for current and future projects; for engaging in like-kind exchanges as authorized by Internal Revenue Code Section 1031; for purchase of stocks and other securities; for purchase of real estate; for employee awards; and such other lawful purposes not in conflict with the said Board resolution, the Company Bylaws or applicable law and regulations.

Class “D” a/k/a Equity Participation Shares “EPS”4,000,000,000 (Four Billion Class “D” common shares) with no voting rights and no dividend rights, par value $.000001. The Company may issue these shares as its currency as it deems necessary, for the following purposes but not limited to: purchasing goods and services for Ameri Metro, Inc (“AMI”); serving as an investment vehicle in acquisitions; for engaging in long term and short term joint ventures; for engaging in single purpose joint ventures; purchasing commodities, supplies, equipment and other tangible items for current and future projects; for engaging in like-kind exchanges as authorized by Internal Revenue Code Section 1031; for purchase of stocks and other securities; for purchase of real estate; for employee awards; and such other lawful purposes not in conflict with the said Board resolution, the Company Bylaws or applicable law and regulations.

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

On December 30, 2014, the Company issued 40,633,332 post stock split shares of Class “B” common stock to employees as additional compensation. The fair value of these shares is $10,158 and is recorded as stock based compensation.

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

Operating Lease

On January 31, 2014, the Company terminated its existing office space lease, and entered into a new month to month rent agreement for office space. The new agreement calls for monthly rent payments of $1,000. The terminated lease agreement has not been resolved as to payment of existing amounts due in cash or stock, or as to any early termination fees.  As of April 30, 2015 no stock has been issued in payment of rent.

Stock Split

In connection with the stock split, some shareholders did not respond or pay the transfer agent fee by the deadline. As a result, these shareholders were not issued the additional shares. At some point, the Company may be required to issue an additional 22,129,934 of Class B common stock in connection with this stock split.

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

As part of the company’s long range plan, management is continuing to develop various aspects of the projects mentioned below, such as civil engineering, land development, zoning and other permits from government entities having jurisdiction over such land use for projects identified in this report. The funding of the initial phases of the various projects outlined and explained throughout this report is contingent upon a successful planned initial public offering.

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

Through its subsidiary, GTI, the Company is also attempting to be involved in the development of a new toll road in the State of Alabama.  The Company acquired from Penndel Land Company (a company solely owned by the former CEO of the Ameri Metro) the contract rights to a construction agreement with the Alabama Toll Facilities, Inc. ("ATFI", a non-profit company on which the former CEO of Ameri Metro served as one of its four directors).  The Company will need to secure the financing for the design, planning, engineering and related costs for the construction of the toll road.  If the Company is able to secure such financing, ATFI will effect a bond offering to purchase the land on which the toll road is to be located.  On April 14, 2010 the Company entered into a joint venture with Penndel Land Company, a related company primarily owned by the Shah Mathias, the Company’s then Chief Executive Officer, whereby Penndel will be the Company's exclusive land developer, provider of financial services in connection with raising capital for the land development and provider of all requisite technology for the land development.

AMI entered into a contract on June 10, 2010 for the acquisition of the patents, rights, titles, and business of Damar Corporation LLC, the inventor/developer/manufacturer of Damar TruckDeck. The Damar TruckDeck is a flexible truck deck storage and organization system with an integrated frame allowing the cargo deck to be used as a hauling surface. AMI shall receive all rights and title to the patents, the TruckDeck system, and all related assets for a purchase price payable within 90 days of the successful completion of the registration as a publicly traded company pursuant to the Securities Act of 1933.

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

Master Trust Indenture Agreement

On December 1, 2010, HSRF entered into a Master Trust Indenture agreement providing that HSRF serve as trustee for a bond offering. The Company will act as developer for the project financed by the Hi Speed Indenture. The Master Trust Indenture provides the basic terms and conditions of any bond issuance such as use of an escrow agent, rights of bond holders, sale of bonds, etc. At the time that any bonds are to be issued, the Company will engage an asset manager and trustee for the indenture.

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

Alabama Indenture Agreement

On December 1, 2010, ATFI entered into a Master Trust Indenture agreement with as HSRF Trustee, which has agreed to serve as the trustee for a bond offering of ATFI Revenue Bonds once it determines to effect such an offering, if ever. The Alabama Indenture indicates that the developer for the project will be GTI.  The Master Agreement provides the basic terms and conditions of any bond issuance such as use of an escrow agent, rights of bond holders, sale of bonds, etc. At the time that any bonds are to be issued, the Company will engage an asset manager and trustee for the indenture.

Damar TruckDeck

The Company also plans to develop projects as opportunities are presented related or ancillary to the transportation or transportation-related fields. The Company entered into a contract for the acquisition of the patents, rights, titles, and business of Damar Corporation LLC, the inventor, developer and manufacturer of Damar TruckDeck. (See www.damartruckdeck.com). The Damar Corporation was incorporated in 2007 to develop, manufacture and market the truck deck component invented and developed by its owner. The Damar Corporation has filed a patent application covering its truck deck system. The Damar TruckDeck is a flexible truck deck storage and organization system that with an integrated frame allowing the cargo deck to be used as a hauling surface. The system has many configurations to fit a wide variety of uses (hunting, construction, moving, hauling, etc.) in various truck deck sizes. The Damar TruckDeck primarily consists of lockable repositionable storage units. The Company cannot effect this agreement until its raises the funds necessary to fund the acquisition of such assets as listed in the agreement.

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

The Company anticipates that such project will be completed in phases the first of which will require the purchase of an initial 345 acres at $350,000 per acre.  The purchase price will include all on-site horizontal improvements.  Off-site improvements will be acquired at an additional $20,000,000.

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

Results of Operations

Comparison of the Nine Months Ended April 30, 2015 and 2014

The Company has no source of continuing revenues and received no revenues for the three and nine months ending April 30, 2015 and 2014.

For the nine months ended April 30, 2015 and 2014, the Company had total operating expenses of $3,886,902 and $1,497,291, respectively and net loss of $4,067,259 and $1,677,412, respectively. The increase in operating expenses and net loss resulted mainly from the accrual of director and officer compensation of $3,589,239 during the nine months ended April 30, 2015 as compared to $830,840 during the nine months ended April 30, 2014.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities and total liabilities as of April 30, 2015 and July 31, 2014 were as follows:

	April 30, 2015	July 31, 2014
Cash	$ 1,705	$ 2,191
Total current assets	1,705	2,191
Total assets	3,885	4,611
Total current liabilities	7,173,671	3,144,796
Total liabilities	7,173,671	3,144,796

Cash requirements

We had $1,705 in cash and cash equivalents as of April 30, 2015.  Our cash used in operations for the nine months ended April 30, 2015 was $39,096. We had a net loss for the nine months ended April 30, 2015 of $4,067,259. We had an accumulated deficit of $12,716,046 at April 30, 2015. Our cash on hand is not sufficient to cover our monthly expenses and we will continue to seek financing in the form of debt or stock sales to finance our operations. There can be no assurance the Company will be successful in these efforts.

Sources and Uses of Cash

Operations

For the nine months ended April 30, 2015, our net cash used in operating activities was $39,096, which consisted of our net loss of $4,067,259, offset primarily by accrued expenses of $3,822,138. For the nine months ended April 30, 2014, our net cash used in operating activities was $360,389, which consisted of our net loss of $1,677,412, offset primarily by the issuance of share for services of $375,000 and increase in accrued liabilities of $943,079.

Financing

For the nine months ended April 30, 2015, our net cash provided by financing activities was $38,610, which primarily consisted of proceeds from the related party loans. For the nine months ended April 30, 2014 our net cash provided by financing activities was $360,939, which consisted of proceeds from related party loans and loan payable.

Related Party Note

As of April 30, 2015, $523,032 (July 31, 2014 - $484,422) is due to the majority shareholder, of which $511,203 is unsecured, non-interest bearing and due on demand and $11,829 is due in 1 year with an interest rate of 3% (accrued interest on this loan for the nine months ended April 30, 2015 was $267). No repayments have been made to date.

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

Recent Accounting Pronouncements

For the nine month period ended April 30, 2015, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item..

Item 4. Controls and Procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of April 30, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the nine month period ended April 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

June 19, 2015

/s/ Debra Mathias

Title: Chief Executive Officer

(Principal executive officer)