Form 10-K
period 2015-07-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2015-11-16
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

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

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company	[X]
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

$ 0

Indicate the number of shares outstanding of each of the registrant's classes of preferred stock and common stock as of the latest practicable date.

Class	Outstanding at November 4, 2015

Preferred Stock, par value $0.000001	1,800,000 shares
Class A Common Stock, par value $0.000001	1,600,000 shares
Class B Common Stock, par value $0.000001	992,291,626 shares
Class C Common Stock, par value $0.000001	4,800,000 shares
Class D Common Stock, par value $0.000001	48,000,000 shares

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

The information contained in this Form 10-K is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in our Quarterly Report, and this Annual Report on Form 10-K for the year ended July 31, 2015 and in our other reports filed with the Securities and Exchange Commission (the “SEC”).

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

Long-Range Ideas and Related Companies

The Founder of the Company, Shah Mathias, has organized and established two nonprofit corporations and is a facilitator of a third non profit (ATFI) for the purpose of facilitating the development of the transportation systems. The nonprofit statutes provide a vehicle to issue bonds and to help secure infrastructure projects. The nonprofits have the discretion to turn over the infrastructure projects to a state or governing body having jurisdiction after the indebtedness has been paid. The nonprofits that Mr. Mathias has created are:

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

On January 9, 2013, the Company signed a letter of intent with a related party to purchase land for a potential future project.  The Company was unable to meet the deposit requirements of this contract, and so in November 2013 the deposit requirements were amended to require a cash deposit of $1,000 to hold the purchase option open for the Company until institutional funding is acquired.  Future plans are to issue in excess of 10,000,000 shares of common stock to aid in funding the land purchase.  As of July 31, 2015 the $1,000 has been deposited on this contract.

On January 13, 2013 the Company entered into a Letter of Intent with a related party.  The purpose being that the Company is contracting services for the build out of the Port Trajan 5 Terminals.

On February 19, 2014, the Company entered into a Master Agreement for Production Services with Platinum Media whereby Platinum Media will provide the Company with all of its media development needs for a 5 year term.  The agreement states that the fees charged to the Company will be no less than $12,000,000 per year.  As at July 31, 2015, the Company has not been charged by Platinum Media.

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

Furthermore, the conference report was equally insistent on the need for private sector funding. In “Recommendation 8: Connecting the Dots,” the co-chairs wrote: “Resolving the controversy over private equity contributions to the transport system is essential to meet the nation’s pressing transportation challenges, as is recognizing the appropriate role of public-private partnerships (PPPs) in taking on those challenges.” They added, “PPPs need to emerge from the laboratory of pilot programs to play a much larger role as a core element of America’s transport investment strategy.”

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

Nevertheless, traditionally significant competition generally exists in the industry, from government agencies and entities. Due to the federal budgetary constraints, henceforth any completion would be from private or public entities. On the heels of the Department of Transportation’s recent request for high-speed rail proposals, its Federal Railroad Administration received 132 applications from 32 states totaling $8.8 billion. That was more than three times the $2.4 billion available. During the first round of awards in the fall of 2009, applicants submitted more than $55 billion in project proposals. That was nearly six times the initial $8 billion available from the American Recovery and Reinvestment Act. Unfortunately due to federal budgetary setbacks, as of 2015, very little of this has come to fruition.

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

ITEM 2.  PROPERTIES

The Company’s offices are located on the Second Floor at 2575 Eastern Blvd. Suite 211, York, Pennsylvania 17402. Its telephone number is (717) 701-7726. The Company has moved into these offices commencing the first of February 2014. The lease at its prior location was canceled without penalty.

ITEM 3.  LEGAL PROCEEDINGS

Legal Proceedings

Shah Mathias, Former CEO of the Company, is appealing a 2005 charge of serving liquor to a minor. Mr. Mathias has asserted that he was out of town on the alleged date and the victim has admitted that she was attempting to reap some financial gain. The superior court has ruled in Mr. Mathias favor and the case was closed.  Mr. Mathias is intending to proceed for damages.

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

The Company amended its Certificate of Incorporation to change its existing authorized preferred and common shares from the current shares to the following:

Preferred Shares: 200,000,000 (Two hundred Million) par value .000001.

Class “A” 7,000,000 (Seven  Million Class “A” common shares) these shares have 1000 : 1 voting right compared to all other Class of shares and have equal dividend rights as all other Class of  shares, par value $.000001.

Class “B” 4,000,000,000 (Four Billion Class “B” common shares) with voting and dividend rights, par value $.000001.

Class “C” a/k/a Equity Participation Dividend Shares 4,000,000,000 (Four Billion Class “C” common shares) with no voting rights but with dividend rights, par value $.000001.

Class “D” a/k/a Equity Participation Shares 4,000,000,000 (Four Billion Class “D” common shares) with no voting rights and no dividend rights, par value $.000001.

As of July 31, 2015 there were 1,100,276,626 shares of common stock issued and outstanding and 1,800,000 shares of preferred stock.

Recent Sales of Unregistered Securities

The Company has issued the following securities in the last three (3) years. All such securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below.

During the year ended July 31, 2013 the Company a) issued 504,000 post-split shares of Class B common stock valued at $13 to unrelated third parties as a “signing bonus” for services and  issued 45,168,960 post-split shares of Class B common stock valued at $1,129 to a related party as a deposit on a future development.  At July 31, 2013 the value of the services and deposit was determined to be zero and an impairment loss of $1,129 was recorded.

During the year ended July 31, 2014 the Company issued 444,000 restricted post-split shares of Class B common stock valued at $0.00025 per share for services and recorded $111 as stock based compensation.

In addition, the Company recorded $23,168 as stock based compensation during the year July 31, 2014 for shares previously issued and previously recorded as prepaid stock compensation.

During the year July 31, 2014, the Company rescinded 48,194,960 post-split shares of Class B common stock of which 45,674,960 shares had previously been issued for a deposit and 2,520,000 shares had been issued for services as those parties did not fully perform on their original contracts.

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

As of the date of this filing 99.14% of the shareholders participated and therefore the statements are retroactively adjusted to reflect a 3.99:1 forward split. Due to 3.99:1 forward split the shares increased to 934,877,724, the shares issuable to effect a 4:1 split is 6,051,000.  As a result, all share amounts have been retroactively adjusted for all periods presented for a 3.99:1 forward split.

On December 30, 2014, the Company issued 62,000,000 post- split shares of Class B common stock as a “signing bonus” pursuant to three employment agreements entered during the quarter ended January 31, 2015.  The Company recorded $15,500 of stock compensation for these issuances.

On December 30, 2014, the Company issued 48,000,000 post-split shares of Class B common stock to Mr. Shah Mathias (Company Founder) pursuant to the employment agreement dated October 2, 2014. The Company recorded $12,000 of stock compensation for these issuances.

On December 30, 2014, the Company issued 40,789,942 post-split shares of Class B common stock to employees as additional compensation. The fair value of these shares is $10,198 and is recorded as stock based compensation.

On February 11, 2015, the Company issued 1,021,000 pre-split shares of Class B common stock to a director of the Company for services provided around March 27, 2014 and pursuant to the directorship agreement.  The Company recorded $1,021 as stock compensation for this issuance.  The Company also issued an additional 188,000 shares of Class B common stock on February 11, 2015 and 2,875,000 shares of Class B common stock on July 24, 2015 to account for the 4:1 stock split as the directorship agreement was entered prior to the effective date of the stock split.

On July 24, 2015, the Company issued 286,000 post-split shares of Class B common stock for services rendered to the Company in 2010.  The fair value of these shares is $71 and is recorded as stock based compensation.

On July 24, 2015, the Company issued 60,000 post-split shares of Class B common stock to a shareholder who purchased shares from a third party.  The 60,000 post-split shares were not previously accounted for by the Company.

On July 24, 2015, the Company issued 9,000,000 post-split shares of Class B common stock to three directors of the Company pursuant to the Directorship agreements.  The fair value of these shares is $2,250 and is recorded as stock based compensation.

On July 24, 2015, the Company issued 1,708,960 post-split shares of Class B common stock as termination fee for an agreement in which the Company did not fully perform.  The fair value of these shares is $427 and is recorded as termination fee.

On July 24, 2015, the Company rescinded 530,000 post-split shares of Class B common stock that had been issued for services as those parties did not fully perform on their original contracts.

During the year ended July 31, 2015, the Company reinstated 2,000 post-split shares of Class B common stock that were rescinded in error in the year ended July 31, 2014.

Subsequent to the year ended July 31, 2015, the Company issued 3,000,000 post-split shares of Class B common stock to three directors of the Company pursuant to directorship agreements entered subsequent to the year end.

In connection with the stock split effected November 3, 2014, the Company issued an additional 3,375,000 shares of Class B common stock subsequent to the year ended July 31, 2015.

Subsequent to the year ended July 31, 2015, the Company rescinded 60,000,000 shares of Class B common stock that had previously been issued to the former CFO for services as the former CFO did not fully perform on the original contract.

Subsequent to the year ended July 31, 2015, the Company reclassified 4,800,000 shares of Class A common stock to Class C common stock and reclassified 48,000,000 shares of Class B common stock to Class D common stock.

Subsequent to the year ended July 31, 2015, the Company issued 20,000 post-split shares of Class B common stock as termination fee for an agreement in which the Company did not fully perform.

Subsequent to the year ended July 31, 2015, the Company reinstated 20,000 shares of Class B common stock that were rescinded in error in the year ended July 31, 2015.

As of July 31, 2015, the period covered by this Report, the Company had 1,100,276,626 shares of common stock outstanding.

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

Discussion of Period Ended July 31, 2015

For the year ended July 31, 2015, the Company had total operating expenses of $5,228,813 and a total net loss as of July 31, 2015 of $5,409,714.

Related Party Note

At July 31, 2015, the Company is indebted to a director of the Company for $250 (2014 - $nil) for expenditures incurred on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

As of July 31, 2015, $528,552 is due to the majority shareholder (2014 – $484,442), of which $516,723 is unsecured, non-interest bearing, and due on demand and $11,829 is past due with an interest rate of 3%.  At July 31, 2015, accrued interest on this loan is $506 (2014 - $150).  No repayments have been made to date.

During the year ended July 31, 2014, the Company issued 6,400,000 post-split Class A shares of common stock for the conversion of $160 note payable due to majority shareholder. The fair value of the common shares issued was $1,660 and as such $1,440 was recorded as a loss on conversion of debt to common stock.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Discussion for the Fiscal Years Ended July 31, 2015 and 2014

Total assets of the Company were $2,101 as at July 31, 2015 as compared to total assets of $4,611 as at July 31, 2014.  Total current assets at July 31, 2015 was $nil as compared to current assets of $2,191 as at July 31, 2014.

Total operating expenses increased to $5,228,813 for the fiscal year ended July 31, 2015 from $2,792,479 for the fiscal year ended July 31, 2014.  The increase was due to additional accrual of directors’ fees and officer payroll during the year ended July 31, 2015. Loss from operations was $5,228,813 for the fiscal year ended July 31, 2015 compared to $2,792,479 for the fiscal year ended July 31, 2014.

Liquidity: The Company has no continuous methods of generating cash other than the sale of its stock.

Capital Resources: The Company did not incur any capital expenditures other than the purchase of office supplies and computer equipment.

Results of Operations: The Company completed no sales and received no revenues since inception other than from the sale of its securities. The Company does not anticipate that it will generate revenue sufficient to cover its operating expenses until the development of its business plan. As at July 31, 2015, the Company has a working capital deficiency of $8,510,533 and has accumulated losses of $14,058,501 since inception. The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts. These factors create substantial doubt about the Company’s ability to continue as a going concern.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERI METRO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2015

Report of Independent Registered Public Accounting Firm                                                                              F-1

Report of Independent Registered Public Accounting Firm                                                                              F-2

Consolidated Balance Sheets as of July 31, 2015 and 2014                                                                               F-3

Consolidated Statements of Operations for the years ended July 31, 2015 and 2014                                      F-4

Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended July 31, 2015 and 2014        F-5

Consolidated Statements of Cash Flows for the years endedJuly 31, 2015 and 2014                                       F-6

Notes to the Consolidated Financial Statements                                                                                     F-7 – F-15

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Ameri Metro Inc.:

We have audited the accompanying consolidated balance sheet of Ameri Metro Inc. as of July 31, 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameri Metro Inc. as of July 31, 2015 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of July 31, 2015, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

November 3, 2015

To the Board of Directors and Shareholders’of:

Ameri Metro Inc.

York, Pennsylvania

We have audited the accompanying consolidated balance sheet of Ameri Metro Inc. and its subsidiaries ( collectively the Company) as of July 31, 2014 and the related consolidated statement of operations, changes in stockholders’deficit, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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
November 11, 2014

AMERI METRO, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2015	July 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$ –	$ 2,191

Total current assets	–	2,191

Office equipment, net	601	920
Deposits	1,500	1,500

Total Assets	$ 2,101	$ 4,611

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Bank indebtedness	$ 528	$ –
Accounts payable	272,972	101,494
Accrued expenses	7,704,828	2,554,877
Due to related party	250	–
Loans payable – related party	528,552	484,422
Loans payable	3,403	4,003

Total Liabilities	8,510,533	3,144,796

Stockholders’ Deficit
Preferred stock, par value of $0.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding as of July 31, 2015 (1,800,000 – July 31, 2014)	2	2*
Common stock class A, par value $.000001, 7,000,000 shares authorized, 6,400,000 shares issued and outstanding as of July 31, 2015 (6,400,000 – July 31, 2014)	6	6*
Common stock class B, par value $.000001, 4,000,000,000 shares authorized, 1,093,876,626 shares issued and outstanding as of July 31, 2015 (934,526,724 – July 31, 2014)	1,094	935*
Common stock class C, par value $.000001, 4,000,000,000 shares authorized, nil shares outstanding	–	–
Common stock class D, par value $.000001, 4,000,000,000 shares authorized, nil shares outstanding	–	–
Additional paid in capital	5,595,967	5,554,659*
Stock subscriptions receivable	(47,000)	(47,000)
Accumulated deficit	(14,058,501)	(8,648,787)
Total Stockholders’ Deficit	(8,508,432)	(3,140,185)

Total Liabilities and Stockholders’ Deficit	$ 2,101	$ 4,611

*Restated for 4 for 1 forward stock split and change in par value from $0.0001 to $0.000001

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31, 2015	Year Ended July 31, 2014
OPERATING EXPENSES

Director’s fees	1,339,868	1,020,863
General & administrative	498,637	696,763
Officer Payroll	3,390,308	1,074,853

TOTAL OPERATING EXPENSES	5,228,813	2,792,479

LOSS FROM OPERATIONS	(5,228,813)	(2,792,479)

OTHER INCOME (EXPENSE)
Franchise tax	(180,000)	(180,000)
Loss on conversion	–	(1,440)
Interest expense	(474)	(241)
Termination fee	(427)	–

TOTAL OTHER INCOME (EXPENSE)	(180,901)	(181,681)

NET LOSS	$ (5,409,714)	$ (2,974,160)

Net loss per Common share (Basic and Diluted)	$ (0.01)	$ (0.01)
Weighted average number of Common shares outstanding (Basic and Diluted)	1,016,009,671	235,853,007

The accompanying notes are an integral part of these financial statements.

 AMERI METRO, INC.

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JULY 31, 2015 AND JULY 31, 2014

	Common Stock Class						Additional Paid	Stock
	A		Common Stock Class B		Preferred Stock		in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, July 31, 2013	–	$ –	982,277,684	$ 983	1,800,000	$ 2	$ 5,552,906	$ (47,000)	$ (5,674,627)	$ (167,736)

Shares rescinded for deposit/services	–	–	(48,194,960)	(48)	–	–	48	–	–	–

Shares issued for compensation	–	–	444,000	–	–	–	111	–	–	111

Shares issued to pay debt	6,400,000	6	–	–	–	–	1,594	–	–	1,600

Net loss	–	–	–	–	–	–	–	–	(2,974,160)	(2,974,160)

Balance, July 31, 2014 *	6,400,000	6	934,526,724	935	1,800,000	2	5,554,659	(47,000)	(8,648,787)	(3,140,185)
Shares unissued per partial stock split	–	–	(6,051,000)	(6)	–	–	6	–	–	–
Shares issued for compensation	–	–	164,219,942	164	–	–	40,876	–	–	41,040
Shares issued for termination fee	–	–	1,708,960	2	–	–	425	–	–	427
Shares reinstated as shares were cancelled in
error in 2014	–	–	2,000	–	–	–	–	–	–	–
Shares rescinded for services	–	–	(530,000)	(1)	–	–	1	–	–	–
Net loss	–	–	–	–	–	–	–	–	(5,409,714)	(5,409,714)

Balance, July 31, 2015	6,400,000	$ 6	1,093,876,626	$ 1,094	1,800,000	$ 2	$ 5,595,967	$ (47,000)	$ (14,058,501)	$ (8,508,432)

*Restated for 4 for 1 forward stock split and change in par value from $0.0001 to $0.000001

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31, 2015	Year Ended July 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,409,714)	$ (2,974,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for services	41,040	23,279
Issuance of stock for termination fee	427	–
Loss on conversion of debt into common stock	–	1,440
Depreciation expense	319	264
Changes in operating assets and liabilities:
Prepaid expense	–	3,800
Deposits	–	14,000
Accounts receivable - other	–	4,490
Accounts payable	171,478	4,573
Accrued expenses	5,149,951	2,657,047

Cash flows used in operating activities	(46,499)	(265,267)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	–	(562)
Cash flows used in investing activities	–	(562)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	528	–
Proceeds from loan	–	6,000
Payment of loan payable	(600)	(1,997)
Proceeds from related party loan	44,130	264,005
Due to related party	250	–
Cash flows provided by financing activities	44,308	268,008

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,191)	2,179
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,191	12
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ –	$ 2,191

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ –	$ 3
Franchise taxes paid	$ –	$ 180,000

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of common stock	$ –	$ 1,205
Debt converted into common stock- related party	$ –	$ 160
Accrued officer salary converted to loan payable- related party	$ –	$ 102,170
Issuable common stock – Class B	$ 6	$ –

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2015

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

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

NOTE 2 –GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at July 31, 2015, the Company has a working capital deficiency of $8,510,533 and has accumulated losses of $14,058,501 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements present the financial position, results of operations and cash flows for Ameri Metro, Inc. (“AMI”) and its wholly-owned subsidiary, Global Transportation & Infrastructure, Inc. (“GTI”).   Intercompany transactions and balances have been eliminated in consolidation.

The financial position, results of operations and cash flows as of, and for the period reported include only the results of operations for AMI as GTI was not formed until December 1, 2010, and was inactive for the period from December 1, 2010 to July 31, 2015.

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

Financial Instruments

According to FASB ASC 820, Fair Value Measurements and Disclosures, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Guidance under ACS 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:

Observable inputs such as quoted prices in active markets;

Level 2:

Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:

Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company's financial instruments consist of cash and cash equivalents, prepaid employment fees, accounts payable, loans payable, and loans payable to related parties. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of July 31, 2015, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2015. The Company has more than one class of common stock outstanding. However, the dividend rate of each outstanding class of common stock is equal. Therefore, the net loss per common shares is the same for each class of common stock.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of July 31, 2015 and 2014:

	July 31, 2015	July 31, 2014
Office equipment	$ 1,597	$ 1,597
Less: accumulated depreciation	(996)	(677)
Property and equipment, net	$ 601	$ 920

Depreciation expense totaled $319 and $264 for the periods ended July 31, 2015 and 2014, respectively.

NOTE 5 – DUE TO RELATED PARTY

At July 31, 2015, the Company is indebted to a director of the Company for $250 (2014 - $nil) for expenditures incurred on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

NOTE 6 – LOANS PAYABLE – RELATED PARTY

As of July 31, 2015 $528,552 is due to the majority shareholder (2014 – $484,442), of which $516,723 is unsecured, non-interest bearing, and due on demand and $11,829 is past due with an interest rate of 3%.  At July 31, 2015, accrued interest on this loan is $506 (2014 - $150).  No repayments have been made to date.

During the year ended July 31, 2014, the Company issued 6,400,000 post-split Class A shares of common stock for the conversion of $160 note payable due to majority shareholder. The fair value of the common shares issued was $1,660 and as such $1,440 was recorded as a loss on conversion of debt to common stock.

NOTE 7 – LOAN PAYABLE

On January 30, 2014, the Company entered into a short-term loan with a non-related party.  The Company was loaned $6,000 from an investment company, the repayment terms are 3% interest with a maturity date of January 31, 2015.  The Company has repaid $2,597 as of July 31, 2015. At July 31, 2015, accrued interest related to this loan is $206 (2014 - $88). As of July 31, 2015 this loan is past due.

NOTE 8 – CAPITAL STOCK

During the year ended July 31, 2014 the Company issued 444,000 restricted post-split shares of Class B common stock valued at $0.00025 per share for services and recorded $111 as stock based compensation.

In addition, the Company recorded $23,168 as stock based compensation during the year July 31, 2014 for shares previously issued and previously recorded as prepaid stock compensation.

During the year July 31, 2014, the Company rescinded 48,194,960 post-split shares of Class B common stock of which 45,674,960 shares had previously been issued for a deposit and 2,520,000 shares had been issued for services as those parties did not fully perform on their original contracts.

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

The Company amended its Certificate of Incorporation to change its existing authorized preferred and common shares from the current shares to the following:

Preferred Shares: 200,000,000 (Two hundred Million) par value $0.000001. There are 1,800,000 shares of preferred stock outstanding at July 31, 2015.

Class “A” 7,000,000 (Seven Million Class “A” common shares) these shares have 1000 : 1 voting right compared to all other Class of shares and have equal dividend rights as all other Class of shares, par value $0.000001. There are 6,400,000 post-split shares of Class A common stock outstanding at July 31, 2015.

Class “B” 4,000,000,000 (Four Billion Class “B” common shares) with voting and dividend rights, par value $0.000001. There are 1,093,876,626 post-split shares of Class B common stock outstanding at July 31, 2015.

Class “C” a/k/a Equity Participation Dividend Shares “EPDS” 4,000,000,000 (Four Billion Class “C” common shares) with no voting rights but with dividend rights, par value $0.000001. The Company may issue these shares as it deems necessary, for the purposes including but not limited to: purchasing goods and services for Ameri Metro, Inc (“AMI”); serving as an investment vehicle in acquisitions; for engaging in long term and short term joint ventures; for engaging in single purpose joint ventures; purchasing commodities, supplies, equipment and other tangible items for current and future projects; for engaging in like-kind exchanges as authorized by Internal Revenue Code Section 1031; for purchase of stocks and other securities; for purchase of real estate; for employee awards; and such other lawful purposes not in conflict with the said Board resolution, the Company Bylaws or applicable law and regulations. There is no share of Class C common stock outstanding at July 31, 2015.

Class “D” a/k/a Equity Participation Shares “EPS”4,000,000,000 (Four Billion Class “D” common shares) with no voting rights and no dividend rights, par value $.000001. The Company may issue these shares as its currency as it deems necessary, for the following purposes but not limited to: purchasing goods and services for Ameri Metro, Inc (“AMI”); serving as an investment vehicle in acquisitions; for engaging in long term and short term joint ventures; for engaging in single purpose joint ventures; purchasing commodities, supplies, equipment and other tangible items for current and future projects; for engaging in like-kind exchanges as authorized by Internal Revenue Code Section 1031; for purchase of stocks and other securities; for purchase of real estate; for employee awards; and such other lawful purposes not in conflict with the said Board resolution, the Company Bylaws or applicable law and regulations. There is no share of Class D common stock outstanding at July 31, 2015.

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

As of the date of this filing 99.14% of the shareholders participated and therefore the statements are retroactively adjusted to reflect a 3.99:1 forward split. Due to 3.99:1 forward split the shares increased to 934,877,724, the shares issuable to effect a 4:1 split is 6,051,000.  As a result, all share amounts have been retroactively adjusted for all periods presented for a 3.99:1 forward split.

On December 30, 2014, the Company issued 62,000,000 post- split shares of Class B common stock as a “signing bonus” pursuant to three employment agreements entered during the quarter ended January 31, 2015.  The Company recorded $15,500 of stock compensation for these issuances.

On December 30, 2014, the Company issued 48,000,000 post-split shares of Class B common stock to Mr. Shah Mathias (Company Founder) pursuant to the employment agreement dated October 2, 2014. The Company recorded $12,000 of stock compensation for these issuances.

 On December 30, 2014, the Company issued 40,789,942 post-split shares of Class B common stock to employees as additional compensation. The fair value of these shares is $10,198 and is recorded as stock based compensation.

On February 11, 2015, the Company issued 1,021,000 pre-split shares of Class B common stock to a director of the Company for services provided around March 27, 2014 and pursuant to the directorship agreement.  The Company recorded $1,021 as stock compensation for this issuance.  The Company also issued an additional 188,000 shares of Class B common stock on February 11, 2015 and 2,875,000 shares of Class B common stock on July 24, 2015 to account for the 4:1 stock split as the directorship agreement was entered prior to the effective date of the stock split.

On July 24, 2015, the Company issued 286,000 post-split shares of Class B common stock for services rendered to the Company in 2010.  The fair value of these shares is $71 and is recorded as stock based compensation.

On July 24, 2015, the Company issued 60,000 post-split shares of Class B common stock to a shareholder who purchased shares from a third party.  The 60,000 post-split shares were not previously accounted for by the Company.

On July 24, 2015, the Company issued 9,000,000 post-split shares of Class B common stock to three directors of the Company pursuant to the Directorship agreements.  The fair value of these shares is $2,250 and is recorded as stock based compensation.

On July 24, 2015, the Company issued 1,708,960 post-split shares of Class B common stock as termination fee for an agreement in which the Company did not fully perform.  The fair value of these shares is $427 and is recorded as termination fee.

On July 24, 2015, the Company rescinded 530,000 post-split shares of Class B common stock that had been issued for services as those parties did not fully perform on their original contracts.

During the year ended July 31, 2015, the Company reinstated 2,000 post-split shares of Class B common stock that were rescinded in error in the year ended July 31, 2014.

NOTE 9 – INCOME TAXES

For the period ended July 31, 2015, the Company has net losses in addition to prior years’ net taxable losses, the result is a net taxable loss carry-forward, and therefore the Company has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved. For the years ended July 31, 2015 and 2014, the cumulative net operating loss carry-forward from operations is approximately $13,995,000 and $8,626,000; respectively, and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2015	July 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 4,758,300	$ 2,932,900
Valuation allowance	(4,758,300)	(2,932,900)
Net deferred tax asset	$ –	$ –

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. The Company has accrued $180,000 in state franchise tax related to fiscal year 2015.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employee Agreements:

The Company has entered into an employment agreement with the Chief Executive Officer Debra Mathias with an effective date of April 21, 2014. The term of the employment agreements is 3 years, with an annual base salary of $1,200,000.

The Company has signed an employment agreement for the Head of Mergers and Acquisitions and Business Development, and as non-board member President, Mr. Shah Mathias (Company Founder), with an effective date of October 2, 2014. The term of the employment agreement is 20 years, with an annual base salary of $1,200,000 and ten percent (10%) of any revenue producing contract entered into by the Company while the Company Founder is in office, while holding any position under any title, and five percent (5%) of any such revenue producing contract afterward, for the benefit of the Company Founder or his estate, for a period of twenty (20) years. The Company Founder is also eligible to earn an annual bonus award of up to 100% of the annual base salary.  In addition, the Company Founder is entitled to receive shares of the Company’s common stock as follows: when the Company issue shares for the Initial Public Offering, the Company Founder is to be issued 10% of the said shares; and if shares are issued at such time to any other party the Company Founder is to be issued an equal amount of shares.

The Company has entered into an employment agreement with the former Chief Financial Officer (the former “CFO”) with an effective date of December 3, 2014.  The term of the employment agreement is 3 years, with an annual base salary of $350,000.  The former CFO is also entitled to 60,000,000 post-split shares of Class B common stock as a signing bonus.  On December 30, 2014, the Company issued 60,000,000 post-split shares of Class B common stock to the former CFO.  Subsequent to the year ended July 31, 2015, the former CFO resigned and the Company rescinded 60,000,000 post-split shares of Class B common stock that had been issued as the former CFO did not fully perform on their employment agreement.

The Company has entered into an employment agreement with the Chief Engineer with an effective date of December 3, 2014.  The term of the employment agreement is 3 years, with an annual base salary of $175,000.  The Chief Engineer is also entitled to 1,000,000 post-split shares of Class B common stock as a signing bonus.  On December 30, 2014, the Company issued 1,000,000 post-split shares of Class “B” common stock to the Chief Engineer.

The Company has entered into a directorship agreement with a director of the Company with an effective date of June 30, 2015.  The initial term of the directorship agreement is one year, with an annual base salary of $150,000.  The director is also entitled to 1,000,000 post-split shares of Class B common stock.  On July 24, 2015, the Company issued 1,000,000 post-split shares of Class B common stock to the director.

Operating Lease

On January 31, 2014, the Company terminated its existing office space lease, and entered into a new month to month rent agreement for office space. The new agreement calls for monthly rent payments of $1,000. The terminated lease agreement has not been resolved as to payment of existing amounts due in cash or stock, or as to any early termination fees.  As of July 31, 2015 no stock has been issued in payment of rent.

Stock Split

In connection with the stock split, some shareholders did not respond or pay the transfer agent fee by the deadline. As a result, these shareholders were not issued the additional shares. At some point, the Company may be required to issue an additional 6,051,000 shares of Class B common stock in connection with this stock split.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to the year ended July 31, 2015, the Company issued 3,000,000 post-split shares of Class B common stock to three directors of the Company pursuant to directorship agreements entered subsequent to the year end.

In connection with the stock split effected November 3, 2014, the Company issued an additional 3,375,000 shares of Class B common stock subsequent to the year ended July 31, 2015.

Subsequent to the year ended July 31, 2015, the Company rescinded 60,000,000 shares of Class B common stock that had previously been issued to the former CFO for services as the former CFO did not fully perform on the original contract.

Subsequent to the year ended July 31, 2015, the Company reclassified 4,800,000 shares of Class A common stock to Class C common stock and reclassified 48,000,000 shares of Class B common stock to Class D common stock.

Subsequent to the year ended July 31, 2015, the Company issued 20,000 post-split shares of Class B common stock as termination fee for an agreement in which the Company did not fully perform.

Subsequent to the year ended July 31, 2015, the Company reinstated 20,000 shares of Class B common stock that were rescinded in error in the year ended July 31, 2015.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s chief executive officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting  as of July 31, 2015, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2015, based on those criteria. The Company’s management has identified material weaknesses in its internal control over financial reporting related to the following matters:

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers as of November 4, 2015:

Name	Age	Position	Commencement Date
Debra Mathias	58	Director, CEO	21-Apr-14
James Becker	54	Director, President	2-Oct-14
Steve Trout	57	Director, Secretary/Treasurer	12-Jun-12
Shahjahan C. Mathias	47	Director	12-Jun-12
Donald E. (“Nick”) Williams, Jr.	57	Director	12-Jun-12
Keith A. Doyle	55	Director	12-Jun-12
Robert Todd Reynold	55	Director	29-May-14
Suhail Matthias	56	Director	1-Sep-12
James Kingsborough	56	Director	19-May-14
Ian Whelan	59	Director	30-Jun-15
J. Harold Hatchett III	54	Director, CFO	4-Aug-15
Ron Silberstein	58	Director, COO	4-Aug-15
John Thompson	70	Director, General Counsel	4-Aug-15

Soon after their appointment each director receives 4,000,000 post-split shares of stock for any past, current and future service to the Company if the individual became a director of the Company prior to the effective date of the 4:1 stock split.  Subsequent to the effective date of the 4:1 stock split, each director receives 1,000,000 post-split shares of stock.  Mr. Shah Mathias received additional shares for service to the Company.  The shares have no stated value.

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

James Becker, President and a Director. Mr. Becker is an experienced entrepreneur in the Pennsylvania area. In 1990, Mr. Becker purchased a partnership in a family style restaurant and in 1992 bought out his partner and added additional seating capacity. In 1997, he purchased a second restaurant and later sold both. In 2004, Mr. Becker became Vice President of Sales for Yorktowne Casket Company, a 14 state independent casket distributor company, where he managed the 34 sales representatives and oversaw its continued sales force. In 2007, Yorktowne Casket was sold to Matthews International.  Mr. Becker currently serves as a Regional Sales Manager for Matthews International where he manages an eight member sales force and personal accounts totaling $21 million in annual sales.  Mr. Becker brings his business knowledge and financial and personnel management skills to the Company.

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

Shahjahan C. ("Chuck") Mathias, Executive Vice President and a director. Mr. Chuck Mathias is a recognized authority in the marketing of electrical utility power backup systems, with a long history of working with nuclear power generation facilities, communications companies, large data centers and manufacturers of Uninterruptible Power Systems (UPS). Currently the Director of OEM Sales for C&D Technologies, he is responsible for having secured a $27 million contract with the government for the Minuteman Missile Launch System and increasing sales from $69 million to $83 million in a single 15-month period. In his earlier position as Utility Marketing Manager for Exide Corporation/EnerSys, Mr. Mathias was the Team Leader supporting government contract interface with the Air Force and the FAA. For the past five years, Mr. Mathias has worked in the sale and marketing design for power back up systems on an as needed basis.  Mr. Chuck Mathias is the brother of Shah Mathias, Founder of the Company.  Mr. Mathias brings to the Company is knowledgeable and experienced with procuring government contracts, developing business strategies and working on complex and detailed projects.

Donald E. (“Nick”) Williams, Jr., a director. Mr. Williams has over 30 years of experience in Radiological Engineering, Environmental Safety and Health, Physics and Hazardous Material Management for both government and private industry in the U.S. and internationally. Mr. Williams holds a Bachelor of Science degree in biology from Providence College and a Master of Science degree in Radiological Sciences from the University of Massachusetts-Lowell. Over the first 10 years of his career in the nuclear industry, Mr. Williams’ work was centered in the areas of power reactor construction, operation, and maintenance. Over the last 20 years, his focus has turned to decommissioning major power reactors and nuclear weapons complex facilities in the United States and abroad. These tasks involved the safe handling, packaging, and disposal of large quantities of radioactive and hazardous materials in accordance with stringent U.S. and international standards to ensure public and workforce safety. Mr. Williams has been a consultant to many utility companies (e.g. Exelon, Pacific Gas & Electric, British Nuclear), architect-engineers (e.g. Shaw, Westinghouse, CH2MHill), and government agencies (DOE, DOD). He was the owner of a private nuclear consulting firm with over 130 employees for 10 years, and currently holds the position of Director of Radiological Engineering for a large western U.S. company.  Mr. Williams provides the Company with a strong background in regulatory compliance, government contracts and public health and safety.  Mr. Williams will be instrumental in assisting in the development of the railroad and highway projects and dealing with environmental and waste issues.

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

James D. Kingsborough, a director. Mr. Kingsborough is a graduate of Shippensburg University BSBA degree, majored in marketing, graduated 1979. He worked for several roofing companies with responsibilities ranging from technical, to architectural calls, to sales representative. In 1991 he started Kingsborough & Associates.  Over the years he became partner is Division 7 Roof Spec. Currently he is a partner in Division 7 Roof Spec and Exterior Building Solutions LLC.  They are manufacturers representatives for several companies mostly in the commercial roofing market and some residential and cover from Altoona PA to Atlantic City NJ.  Mr. Kingsborough is also a partner in Business Airport of Carlisle, Inc.  The Carlisle Airport is a private owned, public use airport with about 60 based aircraft.

Robert Todd Reynold, a director. Mr. Reynold has over 33 years’ experience as an entrepreneur.  Over the first fifteen years, Mr. Reynold successfully built a real estate construction company in the residential and commercial market place, with sales totaling more than $2 million dollars.  He then purchased a site excavation and paving Construction Company performing work in new road construction, private and government projects.  During the last 18 years, Mr. Reynold successfully built a national sales organization in the insurance market place covering 38 states successfully writing over $15 million in premium.  He also has experience guiding large private and public firms in the setting up of Captive Insurance programs for their benefit.

Ian Whelan, a director.  Mr. Whelan has lived in the United States since 1996, originally from Dublin, Ireland, he spent thirteen years working in International Finance with various FTSE 100 companies in London. Much of his experience in North America has been within the Shipping Industry, most recently as SVP Operations for the North American Division of Inchcape Shipping Services and also as their CFO for the Americas, Europe, and North Africa. Previously he was owner and CEO of a company providing Software Solutions to Ship Owners. He has a degree in Law from University College Dublin, a Post Graduate in Marketing and is a Fellow of the Chartered Certified Accountants (FCCA). Ian joined AccuReg in February of 2015 as Chief Financial Officer and Chief Operating Officer, bringing a wealth of experience from both a Finance and Operational perspective.

J Harold Hatchett III, Chief Financial Officer and a director.  Mr. Hatchett has worked for several major corporations such as Royal Dutch Shell, Bertelsmann Music Group, Aetna and Heritage Inks International (a Citicorp Venture Capital company) over his 30+ year career.  He has recently served as Group Managing Partner and CFO for OCTCET Inc., from August 2012 to present.  Mr. Hatchett served a Shell CFO of Upstream Americas, from April 2011 to May 2012; Shell COO Bsuiness Services, UK, from April 2000 to July 2003.  Shell VP Investor Relations Americas, from October 2003 to June 2011; and Shell VP External Engagement Strategy, from July 2011 to April 2012.  Mr. Hatchett serves on the Executive Advisory Board of the School of Business and Economics at North Carolina A&T University and Longwood University.  He is a Board of Directors member of the Executive Leadership Council.  Also, he is a former Board of Directors member of Affinity Health Plan in NY and served as Treasurer.  He is a graduate of Longwood University, BS, Finance & Accounting.

Ron Silberstein, Chief Operating Officer and a director.  Mr. Silberstein, a Certified Public Accountant and a Certified Franchise Executive, was previously Managing Member of the Silberstein Ungar, PLLC CPA firm, from August 2010 to July 2014 and has extensive experience with entrepreneurial companies, having worked with them either as clients or as a C-level executive for more than 30 years. He is a 1979 graduate of the University of Michigan.

Honorable Judge John W. Thompson, General Counsel and a director.  Mr. Thompson is a judge on on the York County Court of Common Pleas in York County, Pennsylvania. He was elected to the court in 1997 and was retained in 2007 for 10-year term, expiring in 2017.  Mr. Thompson retired before the end of his last term on May 31, 2015.  Mr. Thompson received both his undergraduate and J.D. degrees from the University of Pittsburgh.

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

Corporate Governance

The Company does not have a nominating nor audit committee of the board of directors.  The board of directors consists of thirteen directors.  At such time that the Company has a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee.

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

Anticipated Officer and Director Remuneration

The Company has not paid any compensation to any officer. The Company intends to pay annual salaries to all its officers and will pay an annual stipend to its directors as soon as possible. The Company has signed employment agreements with the Founder and CEO who will receive compensation equal to $1,200,000 per annum plus stock awards, The Company anticipates paying its other key executive officers, including President, Chief financial officer and Secretary/Treasurer compensation equal to $350,000 per annum plus stock awards.  The Company anticipates that it will compensate its officers at such time, if ever when it successfully launches its IPO. During the current fiscal year the Company started accruing salaries for its key officers and key directors. The Company issues stock to the directors for their service to the Company. Although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program.  The Company also plans to compensate directors at $150,000 per annum, except independent directors which will receive compensation of $120,000 per annum.

							Nonequity	Nonqualified
				Stock awards		Option	Incentive plan	compensation	All Other
Name and Title	Year	Salary	Bonus	#	$	awards	compensation	earnings	compensation	Total
Shah Mathias (1)	2013					$ 0	$ 0	$ 0
Founder	2014	$ 1,200,000	$ 0	6,400,000(1)	$ 1,600	$ 0	$ 0	$ 0	$ 0	$ 1,201,600
	2015	$ 1,200,000	$ 0	88,000,000 (2)	$ 22,000	$ 0	$ 0	$ 0	$ 0	$ 1,222,000
Debra Mathias	2014	$ 1,200,000	$ 0	1,000,000		$ 0	$ 0	$ 0	$ 150,000	$ 1,350,000
Chairman, CEO	2015	$ 1,200,000	$ 0	4,000,000 (3)	$ 1,000	$ 0	$ 0	$ 0	$ 150,000	$ 1,351,000
James Becker	2014	$ 0	$ 0			$ 0	$ 0	$ 0	$ 30,000	$30,000
President and Director	2015	$ 290,308	$ 0	-0-	$ 0	$ 0	$ 0	$ 0	$ 124,418	$ 414,726
Naresh Mirchandani	2013		$ 0			$ 0	$ 0	$ 0
former CFO	2014		$ 0			$ 0	$ 0	$ 0
and Director	2015	$ 350,000	$ 0	60,000,000 (4)	$ 15,000	$ 0	$ 0	$ 0	$ 150,000	$ 515,000
Steve Trout	2013		$ 0			$ 0	$ 0	$ 0
Secretary/Treasurer	2014		$ 0			$ 0	$ 0	$ 0
and Director	2015	$ 350,000	$ 0	-0-	$ 0	$ 0	$ 0	$ 0	$ 150,000	$ 500,000
Shahjahan Mathias	2013		$ 0			$ 0	$ 0	$ 0
Vice Chairman ,	2014		$ 0			$ 0	$ 0	$ 0
and Director	2015	$ 0	$ 0	-0-	$ 0	$ 0	$ 0	$ 0	$ 150,000	$ 150,000
Donald Williams	2013		$ 0			$ 0	$ 0	$ 0
Independent Director	2014		$ 0			$ 0	$ 0	$ 0
	2015	$ 0	$ 0	-0-	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Keith Doyle,	2013		$ 0			$ 0	$ 0	$ 0
Director	2014		$ 0			$ 0	$ 0	$ 0
	2015	$ 0	$ 0	-0-	$ 0	$ 0	$ 0	$ 0	$ 150,000	$ 150,000
Suhail Matthias,	2013		$ 0			$ 0	$ 0	$ 0
Director	2014		$ 0			$ 0	$ 0	$ 0
	2015	$ 0	$ 0	-0-	$ 0	$ 0	$ 0	$ 0	$ 150,000	$ 150,000
R. Todd Reynold,	2014	$ 41,014	$ 0	-0-		$ 0	$ 0	$ 0	$ 150,000	$191,014
Director	2015	$ 60,000	$ 0	4,000,000(3)	$ 1,000	$ 0	$ 0	$ 0	$ 150,000	$ 211,000
James Kingsborough	2014	$ 0	$ 0	-0-		$ 0	$ 0	$ 0	$ 150,000	$150,000
Director	2015	$ 0	$ 0	4,000,000(3)	$ 1,000	$ 0	$ 0	$ 0	$ 150,000	$ 151,000
Ian Whelan	2015	$ 0	$ 0	1,000,000(5)	$ 250	$ 0	$ 0	$ 0	$ 12,500	$ 12,750
Director

(1). Shah Mathias was issued 6,400,000 post-split shares of Class A common stock with a fair value of $1,600.

(2) Shah Mathias was issued 40,000,000 post-split shares of Class B common stock with a fair value of $10,000 as additional compensation.  Shah Mathias was also issued 48,000,000 post-split shares of Class B common stock with a fair value of $12,000 pursuant to his employment agreement.

(3) The named directors were issued 4,000,000 post-split shares of Class B common stock as part of their compensation package for current and future services to the company.

(4) Naresh Mirchandari was issued 60,000,000 post-split share of Class B common stock as signing bonus” pursuant to his employment agreement.  Subsequent to July 31, 2015, the 60,000,000 shares were cancelled as he did not fully perform his duties pursuant to the agreement.

(5) The named director was issued 1,000,000 post-split shares of Class B common stock as part of his compensation package for current and future services to the company.

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

Name and Position	Shares Owned Before Offering	Percent of Class	Shares Owned After Offering (2)	Percent of Class
Shah Mathias, Founder	989,200,000	94.5%	928,400,000	88.7%
James Becker, Director, President	4,400,000	*	4,400,000	*
Steve Trout, Director, Secretary; Treasurer	4,500,000	*	4,500,000	*
Naresh G Mirchandani, Former CFO and Director	4,440,000	*	4,440,000	*
Shahjahan C Mathias, Director	4,400,000	*	4,400,000	*
Donald Williams, Director	4,400,000	*	4,400,000	*
Keith Doyle, Director	4,000,000	*	4,000,000	*
Suhail Matthias, Director	4,440,000	*	4,440,000	*
Ian Whelan,	1,000,000	*	1,000,000	*
Director

* Less than 1%

(1) Based on 1,046,691,626 shares of common stock outstanding.

(2)Assumes all shares offered by the beneficial owners and management are sold.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Steve Trout, Secretary/Treasurer and a director, is the brother-in-law of Shah Mathias, the Founder of the Company. Debra A. Mathias is the ex-wife, Shahjahan Mathias is the brother, and Suhail Matthias is the cousin, of Shah Mathias.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm of Silberstein Ungar, PLLC, Malone Bailey LLP and Weinberg & Baer LLC for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	31-Jul-14	31-Jul-15

Silberstein Ungar, PLLC	$ 29,000	$ –
Malone Bailey LLP	$ 15,000	$ 10,900
Weinberg & Baer LLC	$ –	$ 7,500

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended July 31, 2015 and 2014.

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

Date: November 16, 2015	By: Debra A Mathias Debra A. Mathias
Chief Executive Officer ( Executive Officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME

OFFICE

DATE

/s/ Debra Mathias

Debra Mathias

Director

November 16, 2015

/s/James Becker

James Becker

Director

November 16, 2015

/s/Shahjahan C. Mathias

Shahjahan C. Mathias

Director

November 16, 2015

/s/Donald E. ("Nick") Williams, Jr.

Donald E. ("Nick") Williams, Jr.

Director

November 16, 2015

/s/ Suhail Matthias

Suhail Matthias

Director

November16, 2015

/s/ Steve Trout

Steve Trout

Director

November 16, 2015

/s/ Robert Todd Reynold

Robert Todd Reynold

Director

November 16, 2015

/s/ Keith A. Doyle

Keith A. Doyle

Director

November 16, 2015

/s/ James Kingsborough

James Kingsborough

Director

November 16, 2015

/s/ Harold Hatchett III

Harold Hatchett III

Director

November 16, 2015

/s/ Ron Silberstein

Ron Silberstein

Director

November 16, 2015

John Thomspon

Director

November 16, 2015