Form 10-K/A
period 2015-07-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2015-11-30
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-54546

AERI METRO, INC.

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

[  ] Yes   [ X ] No

EXPLANATORY NOTE

We are filing this Amendment #1 on Form 10K/A to include the XBLR disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 30, 2015	By: /s/ Debra A. Mathias
Debra A. Mathias
Chief Executive Officer