Form 10-Q
period 2015-10-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2015-12-16
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

At December 16, 2015, there were 1,800,000 shares of the issuer’s preferred stock and 1,042,334,483 shares of the issuer’s common stock outstanding:

Class	Outstanding at December 16, 2015

Preferred Stock, par value $0.00001	1,800,000 shares
Class A Common Stock, par value $0.000001	1,600,000 shares
Class B Common Stock, par value $0.000001	987,934,483 shares
Class C Common Stock, par value $0.000001	4,800,000 shares
Class D Common Stock, par value $0.000001	48,000,000 shares

AMERI METRO, INC.

TABLE OF CONTENTS

For the Three Months Ended October 31, 2015

INDEX

AMERI METRO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31, 2015	July 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$ 41,320	$ –
Prepaid expense	3,000	–

Total current assets	44,320	–

Office equipment, net	521	601
Deposits	1,500	1,500

Total Assets	$ 46,341	$ 2,101

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Bank indebtedness	$ –	$ 528
Accounts payable	1,225,929	272,972
Accrued expenses	9,380,557	7,704,828
Due to related parties	1,050	250
Loans payable – related parties	614,487	528,552
Loans payable	3,403	3,403

Total Liabilities	11,225,426	8,510,533

Stockholders’ Deficit
Preferred stock, par value $.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding as of October 31, 2015 (1,800,000 – July 31, 2015)	2	2
Common stock class A, par value $.000001, 7,000,000 shares authorized, 1,600,000 shares issued and outstanding (6,400,000 – July 31, 2015)	1	6
Common stock class B, par value $.000001, 4,000,000,000 shares authorized, 1,052,291,626 shares issued and outstanding (1,093,876,626 – July 31, 2015)	1,052	1,094
Common stock class C, par value $.000001, 4,000,000,000 shares authorized, 4,800,000 shares issued and outstanding (nil – July 31, 2015)	5	–
Common stock class D, par value $.000001, 4,000,000,000 shares authorized, 48,000,000 shares outstanding (nil – July 31, 2015)	48	–
Additional paid in capital	5,596,716	5,595,967
Stock subscriptions receivable	(47,000)	(47,000)
Accumulated deficit	(16,729,909)	(14,058,501)

Total Stockholders’ Deficit	(11,179,085)	(8,508,432)

Total Liabilities and Stockholders’ Deficit	$ 46,341	$ 2,101

The accompanying notes are an integral part of these unaudited financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended October 31, 2015	Three months ended October 31, 2014

OPERATING EXPENSES
Professional fees	$ 775,873	$ 11,650
Directors fees	600,750	314,518
Depreciation	80	66
General & administrative	184,137	63,349
Officer payroll	1,110,417	844,964

TOTAL OPERATING EXPENSES	2,671,257	1,234,547

LOSS FROM OPERATIONS	(2,671,257)	(1,234,547)

OTHER INCOME (EXPENSE)
Interest expense	(146)	(119)
Termination fee	(5)	–

TOTAL OTHER INCOME (EXPENSE)	(151)	(119)

NET LOSS	$ (2,671,408)	$ (1,234,666)

LOSS PER SHARE (BASIC AND DILUTED)	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	1,105,352,006	235,231,681

The accompanying notes are an integral part of these unaudited financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended October 31, 2015	Three months ended October 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,671,408)	$ (1,234,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for services	750	–
Issuance of stock for termination fees	5	–
Depreciation expense	80	66

Change in operating assets and liabilities:
Prepaid expenses	(3,000)	–
Accounts payable	952,957	(16,681)
Accrued expenses	1,675,729	1,233,290

Cash flows used in operating activities	(44,887)	(17,991)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	(528)	–
Proceeds from related party loan	112,000	19,505
Repayment of related party loan	(26,065)	–
Due to related parties	800	–

Cash flows provided by financing activities	86,207	19,505

NET INCREASE IN CASH AND CASH EQUIVALENTS	41,320	1,514
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	–	2,191

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 41,320	$ 3,705

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

The accompanying notes are an integral part of these unaudited financial statements.

AMERI METRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s financial statements filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the consolidated financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.   Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2015 as reported in Form 10-K, have been omitted.

NOTE 2 –GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at October 31, 2015, the Company has a working capital deficiency of $11,181,106 and has accumulated losses of $16,729,909 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

NOTE 3 – DUE TO RELATED PARTIES

At October 31, 2015, the Company is indebted to three directors of the Company for $1,050 (July 31, 2015 - $250) for expenditures incurred on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

NOTE 4 – LOANS PAYABLE – RELATED PARTIES

As of October 31, 2015, $614,487 (July 31, 2015 - $528,552) is due to the majority shareholder, of which $508,058 is unsecured, non-interest bearing and due on demand, $11,829 is past due with an interest rate of 3%, and $94,600 is due on October 26, 2016 with an interest rate of 2%.  At October 31, 2015, accrued interest on these loans is $626 (July 31, 2015 - $506). No repayments have been made to date.

NOTE 5 – LOAN PAYABLE

On January 30, 2014, the Company entered into a short-term loan with a non-related party.  The Company was loaned $6,000 from an investment company, the repayment terms are 3% interest with a maturity date of January 31, 2015.  The Company has repaid $2,597 as of October 31, 2015.  At October 31, 2015, accrued interest on these loans is $232 (July 31, 2015 - $206). At October 31, 2015, this loan is past due.

NOTE 6 – CAPITAL STOCK

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

As of the date of this filing 99.71% of the shareholders participated and therefore the statements are retroactively adjusted to reflect a 3.99:1 forward split. Due to 3.99:1 forward split the shares increased to 938,192,724, the shares issuable to effect a 4:1 split is 2,736,000.  As a result, all share amounts have been retroactively adjusted for all periods presented for a 3.99:1 forward split.

On August 3, 2015, the Company reclassified 4,800,000 shares of Class A common stock to Class C common stock and reclassified 48,000,000 shares of Class B common stock to Class D common stock.

On August 3, 2015, the Company issued 20,000 post-split shares of Class B common stock as termination fee for an agreement in which the Company did not fully perform.  The fair value of these shares is $5 and is recorded as termination fee.

On August 3, 2015, the Company reinstated 20,000 shares of Class B common stock that were rescinded in error in the fiscal year ended July 31, 2015.

On August 31, 2015, the Company issued 1,000,000 post-split shares of Class B common stock to a director of the Company pursuant to directorship agreement entered on August 4, 2015.  The fair value of these shares is $250 and is recorded as directors’ fees.

On September 10, 2015, the Company issued 2,000,000 post-split shares of Class B common stock to two directors of the Company pursuant to two directorship agreements entered on August 4, 2015.  The fair value of these shares is $500 and is recorded as directors’ fees.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

The Company has entered into an employment agreement with the former Chief Financial Officer (the “CFO”) with an effective date of December 3, 2014.  The term of the employment agreement is 3 years, with an annual base salary of $350,000.  The former CFO is also entitled to 60,000,000 post-split shares of Class “B” common stock as a signing bonus.  On December 30, 2014, the Company issued 60,000,000 post-split shares of Class “B” common stock to the former CFO.  Subsequent to October 31, 2015, the former CFO has taken an extended leave of absence and the Company rescinded 60,000,000 post-split shares of Class B common stock that had been issued as the former CFO did not fully perform on his employment agreement.

The Company has entered into an employment agreement with the Chief Engineer with an effective date of December 3, 2014.  The term of the employment agreement is 3 years, with an annual base salary of $175,000.  The Chief Engineer is also entitled to 1,000,000 post-split shares of Class “B” common stock as a signing bonus.  On December 30, 2014, the Company issued 1,000,000 post-split shares of Class “B” common stock to the Chief Engineer.

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

The Company entered into an employment agreement with the Chief Financial Officer (the “CFO”) with an effective date of August 4, 2015.  The term of the employment agreement is 3 years, with an annual base salary of $350,000.

The Company entered into an employment agreement with the Chief Operating Officer (the “COO”) with an effective date of August 4, 2015.  The term of the employment agreement is 3 years, with an annual base salary of $375,000.

The Company entered into an employment agreement with the Chief General Counsel with an effective date of August 4, 2015.  The term of the employment agreement is 3 years, with an annual base salary of $500,000.

The Company entered into three directorship agreements with three directors of the Company with an effective date of August 1, 2015.  The initial term of the directorship agreements is one year, with an annual base salary of $150,000.  Each of the three directors is also entitled to 1,000,000 post-split shares of Class B common stock. On August 31, 2015 and September 10, 2015, the Company issued 1,000,000 post-split shares and 2,000,000 post-split shares of Class B common stock to the three directors, respectively.

Operating Lease

On January 31, 2014, the Company terminated its existing office space lease, and entered into a new month to month rent agreement for office space. The new agreement which commences on November 1, 2015, calls for monthly rent payments of $1,440. The terminated lease agreement has not been resolved as to payment of existing amounts due in cash or stock, or as to any early termination fees.  As of October 31, 2015, no stock has been issued in payment of rent.

Stock Split

In connection with the stock split, some shareholders did not respond or pay the transfer agent fee by the deadline. As a result, these shareholders were not issued the additional shares. At some point, the Company may be required to issue an additional 2,736,000 of Class B common stock in connection with this stock split.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to October 31, 2015, the Company rescinded 63,476,191 post-split shares of Class B common stock that had previously been issued to the former CFO for services as the former CFO did not fully perform on the original contract.

Subsequent to October 31, 2015, the Company rescinded 880,952 post-split shares of Class B common stock that had previously been issued for services as the consultant did not fully perform on the original contract.

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

The Business

The Company intends to focus on high-speed rail for passenger and freight transportation and related and ancillary transportation businesses. The Company’s business plan plans for the development of various services for high-speed rail throughout the United States. The Company intends to secure manufacturing and technologies together with ancillary land development projects, sale of goods and services to government, civilian and commercial end users.

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

Through its subsidiary, GTI, the Company is also attempting to be involved in the development of a new toll road in the State of Alabama.  The Company acquired from Penndel Land Company (a company solely owned by the President of the Ameri Metro) the contract rights to a construction agreement with the Alabama Toll Facilities, Inc. ("ATFI", a non-profit company designated by the State of Alabama to act as the project developer for such a toll road an on which the President of Ameri Metro served as one of its four directors). As such the Company has the development rights for such toll road. The Company will need to secure the financing for the design, planning, engineering and related costs for the construction of the toll road.  If the Company is able to secure such financing, ATFI will effect a bond offering to purchase the land on which the toll road is to be located.

Business Plan

The Company believes that its project proposals will reflect a passenger rail service to be developed.  The high-speed rail plan to be presented by the Company will likely utilize existing rail rights-of-way to connect several metropolitan areas and states serving expanding populations. The major elements of the plan would include:

•     Use of existing rail rightsofway to connect rural, small urban and major metropolitan areas;

•

Operation of a "hub-and-spoke" passenger rail system providing service to and through one or more major hubs to locations throughout the United States;

•

Introduction of modern rail equipment operating at speeds up to 250 mph;

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

On January 9, 2013, the Company signed a letter of intent with a related party to purchase land for a potential future project.  The Company was unable to meet the deposit requirements of this contract, and so in November 2013 the deposit requirements were amended to require a cash deposit of $1,000 to hold the purchase option open for the Company until institutional funding is acquired.  Future plans are to issue in excess of 10,000,000 shares of common stock to aid in funding the land purchase.  As of October 31, 2015 the $1,000 has been deposited on this contract.

On January 13, 2013 the Company entered into a Letter of Intent with a related party.  The purpose being that the Company is contracting services for the build out of the Port Trajan 5 Terminals.

On February 19, 2014, the Company entered into a Master Agreement for Production Services with Platinum Media whereby Platinum Media will provide the Company with all of its media development needs for a 5 year term.  The agreement states that the fees charged to the Company will be no less than $12,000,000 per year.  As at October 31, 2015, the Company has not been charged by Platinum Media.

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

The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report, our Annual Report on Form 10-K for the year ended July 31, 2015 and in our other reports filed with the Securities and Exchange Commission (the “SEC”).

Results of Operations

Comparison of the Three Months Ended October 31, 2015 and 2014

The Company has no source of continuing revenues and received no revenues for the three months ending October 31, 2015 and 2014.

For the three months ended October 31, 2015 and 2014, the Company had total operating expenses of $2,671,257 and $1,234,547, respectively and net loss of $2,671,408 and $1,234,666, respectively. The increase in operating expenses and net loss resulted from the accrual of director and officer compensation of $1,711,167 and the accrual of professional fees of $775,873 during the three months ended October 31, 2015 as compared to $1,159,482 and $11,650 during the three months ended October 31, 2014.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities and total liabilities as of October 31, 2015 and July 31, 2015 were as follows:

	October 31, 2015	July 31, 2015
Cash	$ 41,320	$ –
Total current assets	44,320	–
Total assets	46,341	2,101
Total current liabilities	11,225,426	8,510,533
Total liabilities	11,225,426	8,510,533

Cash Requirements

We had $41,320 in cash and cash equivalents as of October 31, 2015.  Our cash used in operations for the three months ended October 31, 2015 was $44,887. We had a net loss for the three months ended October 31, 2015 of $2,671,408. We had an accumulated deficit of $16,729,909 at October 31, 2015. Our cash on hand is not sufficient to cover our monthly expenses and we will continue to seek financing in the form of debt or stock sales to finance our operations. There can be no assurance the Company will be successful in these efforts.

Sources and Uses of Cash

Operations

For the three months ended October 31, 2015, our net cash used in operating activities was $44,887, which consisted of our net loss of $2,671,408, offset primarily by accrued compensation of $1,675,729 and accounts payable of $952,957. For the three months ended October 31, 2014, our net cash used in operating activities was $17,991, which consisted of our net loss of $1,234,666, offset primarily by accrued compensation of $1,233,290 and decrease in accounts payable of $16,681.

Financing

For the three months ended October 31, 2015, our net cash provided by financing activities was $86,207, which primarily consisted of proceeds from the related party loans. For the three months ended October 31, 2014 our net cash provided by financing activities was $19,505, which consisted of proceeds from related party loans.

Related Party Transactions

At October 31, 2015, the Company is indebted to three directors of the Company for $1,050 (July 31, 2015 - $250) for expenditures incurred on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

As of October 31, 2015, $614,487 (July 31, 2015 - $528,552) is due to the majority shareholder, of which $508,058 is unsecured, non-interest bearing and due on demand, $11,829 is past due with an interest rate of 3%, and $94,600 is due on October 26, 2016 with an interest rate of 2%.  At October 31, 2015, accrued interest on these loans is $626 (July 31, 2015 - $506). No repayments have been made to date.

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

Recent Accounting Pronouncements

For the three month period ended October 31, 2015, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and with very limited participation from our Chief Financial Officer (due to him being a recent hire within the quarter), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of October 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K. However management is focused on putting in place effective controls.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended October 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Shah Mathias, former CEO of the Company, is appealing a 2005 charge of serving liquor to a minor. Mr. Mathias has asserted that he was out of town on the alleged date and the victim has admitted that she was attempting to reap some financial gain. The case is pending a trial date. In subsequent proceedings it was determined by the superior court, actions taken against Mr. Mathias were illegal. There are currently no other pending, threatened or actual legal proceedings in which the Company or any other directors are a party.

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

December 16, 2015

/s/ Debra Mathias

Title: Chief Executive Officer

(Principal executive officer)