Form 10-Q
period 2016-01-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2016-03-21
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

At March 16, 2016, there were 1,800,000 shares of the issuer’s preferred stock and 1,042,334,483 shares of the issuer’s common stock outstanding:

Class	Outstanding at March 16, 2016

Preferred Stock, par value $0.00001	1,800,000 shares
Class A Common Stock, par value $0.000001	1,600,000 shares
Class B Common Stock, par value $0.000001	987,934,483 shares
Class C Common Stock, par value $0.000001	4,800,000 shares
Class D Common Stock, par value $0.000001	48,000,000 shares

AMERI METRO, INC.

TABLE OF CONTENTS

For the Six Months Ended January 31, 2016

INDEX

AMERI METRO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2016	July 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$ 16,365	$ –

Total current assets	16,365	–

Office equipment, net	441	601
Deposits	1,500	1,500

Total Assets	$ 18,306	$ 2,101

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Bank indebtedness	$ –	$ 528
Accounts payable	1,224,152	272,972
Accrued expenses	11,114,619	7,704,828
Due to related parties	1,050	250
Loans payable – related parties	645,297	528,552
Loans payable	3,403	3,403

Total Liabilities	12,988,521	8,510,533

Stockholders’ Deficit
Preferred stock, par value $.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding (1,800,000 – July 31, 2015)	2	2
Common stock class A, par value $.000001, 7,000,000 shares authorized, 1,600,000 shares issued and outstanding (6,400,000 – July 31, 2015)	1	6
Common stock class B, par value $.000001, 4,000,000,000 shares authorized, 987,934,483 shares issued and outstanding (1,093,876,626 – July 31, 2015)	988	1,094
Common stock class C, par value $.000001, 4,000,000,000 shares authorized, 4,800,000 shares issued and outstanding (nil – July 31, 2015)	5	–
Common stock class D, par value $.000001, 4,000,000,000 shares authorized, 48,000,000 shares outstanding (nil – July 31, 2015)	48	–
Additional paid in capital	5,581,560	5,595,967
Stock subscriptions receivable	(47,000)	(47,000)
Accumulated deficit	(18,505,819)	(14,058,501)

Total Stockholders’ Deficit	(12,970,215)	(8,508,432)

Total Liabilities and Stockholders’ Deficit	$ 18,306	$ 2,101

The accompanying notes are an integral part of these unaudited financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2016	Three months ended January 31, 2015	Six months ended January 31, 2016	Six months ended January 31, 2015

OPERATING EXPENSES
Professional fees	$ 27,395	$ 14,150	$ 803,268	$ 25,800
Directors fees	450,000	337,850	1,050,750	652,368
Depreciation	80	94	160	160
General & administrative	129,022	160,425	313,159	223,774
Officer payroll	1,168,750	820,344	2,279,167	1,665,308

TOTAL OPERATING EXPENSES	1,775,247	1,332,863	4,446,504	2,567,410

LOSS FROM OPERATIONS	(1,775,247)	(1,332,863)	(4,446,504)	(2,567,410)

OTHER INCOME (EXPENSE)
Interest expense	(663)	(119)	(809)	(238)
Termination fee	–	–	(5)	–

TOTAL OTHER INCOME (EXPENSE)	(663)	(119)	(814)	(238)

NET LOSS	$ (1,775,910)	$ (1,332,982)	$ (4,447,318)	$ (2,567,648)

LOSS PER SHARE (BASIC AND DILUTED)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	1,050,029,359	985,623,558	1,077,690,683	963,275,141

The accompanying notes are an integral part of these unaudited financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended January 31, 2016	Six months ended January 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,447,318)	$ (2,567,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for services	750	37,658
Issuance of stock for termination fees	5	–
Cancellation of stock issued for services	(15,220)	–
Depreciation expense	160	160

Change in operating assets and liabilities:
Accounts payable	951,180	(7,979)
Accrued expenses	3,409,791	2,506,826

Cash flows used in operating activities	(100,652)	(30,983)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	(528)	2,337
Proceeds from related party loans	144,324	26,455
Repayment of related party loans	(27,579)	–
Due to related parties	800	–

Cash flows provided by financing activities	117,017	28,792

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,365	(2,191)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	–	2,191

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 16,365	$ –

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuable common stock – Class B	$ –	$ 22

The accompanying notes are an integral part of these unaudited financial statements.

AMERI METRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2016

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s financial statements filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the consolidated financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.   Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2015 as reported in Form 10-K, have been omitted.

NOTE 2 –GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at January 31, 2016, the Company has a working capital deficiency of $12,972,156 and has accumulated losses of $18,505,819 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

NOTE 3 – DUE TO RELATED PARTIES

At January 31, 2016, the Company is indebted to three directors of the Company for $1,050 (July 31, 2015 - $250) for expenditures incurred on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

NOTE 4 – LOANS PAYABLE – RELATED PARTIES

As of January 31, 2016, $645,297 (July 31, 2015 - $528,552) is due to the majority shareholder, of which $508,531 is unsecured, non-interest bearing and due on demand, $11,829 is past due with an interest rate of 3%, $30,337 is due December 31, 2016 with interest at 3%, and $94,600 is due on October 26, 2016 with an interest rate of 2%.  At January 31, 2016, accrued interest on these loans is $1,292 (July 31, 2015 - $506).

NOTE 5 – LOAN PAYABLE

On January 30, 2014, the Company entered into a short-term loan with a non-related party.  The Company was loaned $6,000 from an investment company, the repayment terms are 3% interest with a maturity date of January 31, 2015.  The Company has repaid $2,597 as of January 31, 2016. At January 31, 2016, accrued interest on these loans is $229 (July 31, 2015 - $206). At January 31, 2016, this loan is past due.

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

On November 11, 2015, the Company rescinded 60,000,000 post-split shares of Class B common stock that had previously been issued by the former CFO to himself without appropriate Board of Directors approval.

On November 11, 2015, the Company rescinded 880,952 post-split shares of Class B common stock that had previously been issued for services as the consultant did not fully perform on the original contract.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employee Agreements (continued)

The Company entered into an employment agreement with the former Chief Financial Officer (the “CFO”) with an effective date of December 3, 2014.  The term of the employment agreement was 3 years, with an annual base salary of $350,000.  The former CFO also issue himself, without approval of the Company's Board of Directors 60,000,000 post-split shares of Class “B” common stock as a signing bonus.  On December 30, 2014, the former CFO caused the Company to issue him 60,000,000 post-split shares of Class “B” common stock.  On November 11, 2015, the former CFO resigned and the Company rescinded the 60,000,000 post-split shares of Class B common stock that had been issued. The former CFO has notified the Company that he disputes the rescission.

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

Operating Lease

On January 31, 2014, the Company terminated its existing office space lease, and entered into a new month to month rent agreement for office space. The new agreement which commences on November 1, 2015, calls for monthly rent payments of $1,440. The terminated lease agreement has not been resolved as to payment of existing amounts due in cash or stock, or as to any early termination fees.  As of January 31, 2016, no stock has been issued in payment of rent.

Stock Split

In connection with the stock split, some shareholders did not respond or pay the transfer agent fee by the deadline. As a result, these shareholders were not issued the additional shares. At some point, the Company may be required to issue an additional 2,736,000 of Class B common stock in connection with this stock split.

NOTE 8 – SUBSEQUENT EVENTS

On March 8, 2016, options for 2,000,000 common shares were granted to four management team members (8,000,000 in total). The exercise price of each option shall be determined by the Board of Directors of the Company. For each individual 800,000 options vested on the date granted and 200,000 options vest annually for six years.

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

The Business

The Company is focused on development of transportation facilities, including but not limited to high-speed rail for passenger and freight transportation and related and ancillary transportation businesses, inland ports, sea ports, airports, and toll roads . The Company intends to secure manufacturing and technologies together with ancillary land development projects, sale of goods and services to government, civilian and commercial end users.

The Company anticipates that it will, directly or through subsidiaries, develop plans, and then coordinate and supervise the financing, construction and development of such transportation projects by bringing together the resources, plans, financing, approvals and technology needed to implement such transportation systems.

The Company has not yet commenced its revenue producing operations; however, it has been meeting with and making presentations to parties associated with projects it intends to develop, including parties in the United States related to a sea port and a rail project. The Company believes that the need, demand and usage of alternative transportation such as high speed rail, ports and toll roads are increasingly important as the United States adopts policies to attempt to reduce its dependency on fossil fuels and to improve its infrastructure and transportation systems. The Company intends to develop and prepare the designs and concepts for feasible and profitable regional transportation and infrastructure related projects utilizing existing and new infrastructure. The Company will prepare the complete project package including appraisals and estimates and will obtain contracts for the development of the facilities and infrastructure and purchase of the equipment. The Company will present the complete project, working as project supervisor and coordinator, to municipalities and regional government agencies.

Funding for individual projects of the Company will occur from bond offerings organized through various nonprofit entities and organizations sponsored or affiliated with municipal and government agencies as well as from issuances of stock and debt-financing.  Certain of these nonprofit entities or organizations may themselves be affiliated with, or related to, the Company and assist, or work in conjunction with, the Company in securing contracts and funds to develop projects.

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

Through its subsidiary, GTI, the Company is also attempting to be involved in the development of a new toll road in the southeast United States.  The Company acquired from Penndel Land Company (a company solely owned by the President of the Ameri Metro) the contract rights to a construction agreement with the Alabama Toll Facilities, Inc. ("ATFI", a non-profit company designated by the State of Alabama to act as the project developer for such a toll road an on which the President of Ameri Metro served as one of its four directors). As such the Company has the development rights for such toll road. The Company will need to secure the financing for the design, planning, engineering and related costs for the construction of the toll road.  If the Company is able to secure such financing, ATFI will effect a bond offering to purchase the land on which the toll road is to be located.

Business Plan

  The high-speed rail plan developed  by the Company utilizes existing rail rights-of-way to connect several metropolitan areas and states serving expanding populations. The major elements of the plan include:

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

The Company has met with a large multi-state group in the eastern United States and its project plans were favorably received. Political pressure is increasing to find alternate transportation systems as the price of gas and environmental risk of drilling and using petroleum products rises. Highway maintenance is increasingly expensive as the price of materials and labor increases.  Highway congestion is an increasing urban problem. The Company  presented a project as a total package thereby providing the municipalities with the complete overview and relieving it of the time and costs involved in studying the proposal, seeking pricing information and projecting results. In addition, the Company believes that it may be able to effect economies of scale by purchasing new and renovating existing equipment and facilities on an integrated regional basis rather than in fractured individual areas or small municipalities.  The project also creates many jobs in the areas that the facilities are located in.

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

Hi Speed Rail Facilities Provider, Inc.

In 2010, the Company entered into a written agreement with HSRFP (one of the Company's related nonprofit companies) for the purpose of construction of projects consisting of the financing, construction and operation of various high speed rail and related projects across the United States. Pursuant to such agreement between the Company and HSRFP, the Company was appointed as the agent and representative of HSRFP to perform all required tasks and actions to develop and construct such projects. HSRFP was organized to provide a vehicle to issue bonds and help secure infrastructure projects for the Company focusing on facilities ancillary to the high speed rail such as rail yards rail, rail assembly plants maintenance facilities. The Company anticipates that having this agreement in place and by having HSRF already organized will expedite the process of commencing a project once the Company secures or raises funds to commence a project.

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

ING Investment Management

Each of the nonprofits has entered into an investment management agreement with ING Investment Management to manage any funds raised in bond offerings and to provide its investment advisory services.  This non-binding agreement would only take effect upon the raising of revenues bonds.  ING Investment Management would serve to invest, reinvest and supervise the management of any such funds while such funds were held in an investment account and until use for the intended purposes.

Alabama Toll Road

The Company is working to develop a project to build a toll road in the State of Alabama, but still needs funding for this project.  Ameri Metro 2010 was developing this project at the time of the merger.  The planned toll road is designated as a 352 mile 4-lane road designed to be built from Orange Beach, Alabama to the Tennessee state line with the intent of connecting various rural sections of Alabama to Tennessee and more urban areas. The toll road that would connect various rural sections of Alabama to Tennessee and with its more urban areas..

As its first step, Alabama Toll Facilities, Inc. (ATFI) was created and obtained status as a nonprofit corporation pursuant to Section 501(c)(3) of the Internal Revenue Code.  As a nonprofit corporation, ATFI is allowed to make bond offerings in order to finance the cost of acquisition and construction and equipping of the toll road project.  Mr. Shah Mathias (the founder of the Company) was one of the directors of ATFI and has subsequently resigned his position.

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

As a second step, on September 23, 2009, Penndel Land Company (“Penndel”), a company wholly owned by Shah Mathias entered into an agreement with ATFI by which Penndel was appointed as the agent and representative of ATFI to perform all required tasks and actions to develop and construct the toll road.

Thirdly, on December 1, 2010, the Company formed a wholly-owned subsidiary, Global Transportation & Infrastructure, Inc. ("GTI") in the state of Delaware to provide development and construction services for the Alabama highway project and to include securing financing for the design, planning, engineering and related costs of  construction.

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

On January 9, 2013, the Company signed a letter of intent with a related party to purchase land for a potential future project.  The Company was unable to meet the deposit requirements of this contract, and so in November 2013 the deposit requirements were amended to require a cash deposit of $1,000 to hold the purchase option open for the Company until institutional funding is acquired.  Future plans are to issue in excess of 10,000,000 shares of common stock to aid in funding the land purchase.  As of January 31, 2016 the $1,000 has been deposited on this contract.

On January 13, 2013 the Company entered into a Letter of Intent with a related party.  The purpose being that the Company is contracting services for the build out of the Port Trajan 5 Terminals.

On February 19, 2014, the Company entered into a Master Agreement for Production Services with Platinum Media whereby Platinum Media will provide the Company with all of its media development needs for a 5 year term.  The agreement states that the fees charged to the Company will be no less than $12,000,000 per year.  As at January 31, 2016, the Company has not been charged by Platinum Media.

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

The Company believes it is facing solid growth for next 20 years or more. According to “McKinsey Global Institute- The McKinsey Infrastructure Practice Report- January 2013; confirms that 57 to 67 trillion dollars of investment is need for infrastructure from 2013 to 2030. Due to robust infrastructure market and a tremendous back log of infrastructure projects on hand, along with anticipated projects identified by the Company’s infrastructure projects consultants; TEMS, Inc. Management believes that market conditions warrants that the company reconsider its capital structure and in September 2014 it has amended its Certificate of Incorporation increase its authorized shares. Market conditions were further supported by “The Boeing Current Market Outlook 2012-2013 report” which shows an 80 % growth over next 20 year for cargo fleet.

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

Nevertheless, traditionally significant competition generally exists in the industry, from government agencies and entities. Due to the federal budgetary constraints, henceforth any completion would be from private or public entities. On the heels of the Department of Transportation’s recent request for high-speed rail proposals, its Federal Railroad Administration received 132 applications from 32 states totaling $8.8 billion. That was more than three times the $2.4 billion available. During the first round of awards in the fall of 2009, applicants submitted more than $55 billion in project proposals. That was nearly six times the initial $8 billion available from the American Recovery and Reinvestment Act. Unfortunately due to federal budgetary setbacks, as of January 2016, very little of this has come to fruition.

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

None of these companies has any operations or any revenues to date. Mr. Mathias (as president of each of these companies) has executed contracts between several of these companies and the Company. In each of these companies, Shah Mathias is the president and chief executive officer. No other officers or directors exist in any of these related companies. The Company owns 25% of each of the companies with the remaining ownership held directly or indirectly by Mr. Mathias.

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

The HSRF Trustee has entered into the following agreements:

An INVESTMENT MANAGEMENT AGREEMENT on January 2, 2013 between ING Investment Management Co. LLC, and HSRF Trustee, as Trustee to Master Trustee Indenture Relating to $20,000,000,000 Revenue Bonds Series 2012 for Alabama Toll Facilities, Inc. (as filed with SEC on January 18, 2013, 8k filing Ex. 10.11).

An INVESTMENT MANAGEMENT AGREEMENT on January 2, 2013 between ING Investment Management Co. LLC, (“IIM”), a Delaware limited liability company, and HSRF Trustee, as Trustee to Master Trustee Indenture Relating to $20,000,000,000 Revenue Bonds Series 2012 for High Speed Rail Facilities Provider, Inc. (as filed with SEC on January 18, 2013, 8k filing Ex. 10.12).

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

Results of Operations

Comparison of the Three and Six Months Ended January 31, 2016 and 2015.

The Company has no source of continuing revenues and received no revenues for the three and six months ending January 31, 2016 and 2015.

For the six months ended January 31, 2016 and 2015, the Company had total operating expenses of $4,446,504 and $2,567,410, respectively and net loss of $4,447,318 and $2,567,648, respectively. The increase in operating expenses and net loss resulted from the accrual of director and officer compensation of $2,279,167 and the accrual of professional fees of $803,268 during the six months ended January 31, 2016 as compared to $1,665,308 and $25,800 during the six months ended January 31, 2015.

For the three months ended January 31, 2016 and 2015, the Company had total operating expenses of $1,775,247 and $1,332,863, respectively and net losses of $1,775,910 and $1,332,982, respectively. The increase in operating expenses and net loss resulted primarily from increases accrued expenses related to director and officer compensation, due to the August 2015 additions to our management team.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities and total liabilities as of January 31, 2016 and July 31, 2015 were as follows:

	January 31, 2016	July 31, 2015
Cash	$ 16,365	$ –
Total current assets	16,365	–
Total assets	18,306	2,101
Total current liabilities	12,988,521	8,510,533
Total liabilities	12,988,521	8,510,533

Cash Requirements

We had $16,365 in cash and cash equivalents as of January 31, 2016.  Our cash used in operations for the six months ended January 31, 2016 was $100,652. We had a net loss for the six months ended January 31, 2016 of $4,447,318. We had an accumulated deficit of $18,505,819 at January 31, 2016. Our cash on hand is not sufficient to cover our monthly expenses and we continue to seek financing in the form of debt or stock sales to finance our operations. There can be no assurance the Company will be successful in these efforts.

Sources and Uses of Cash

Operations

For the six months ended January 31, 2016, our net cash used in operating activities was $100,652, which consisted of our net loss of $4,447,318, offset primarily by increases in accrued expenses of $3,409,791 and accounts payable of $951,180. For the six months ended January 31, 2015, our net cash used in operating activities was $30,983 which consisted of our net loss of $2,567,648, offset primarily by an increase in accrued expenses of $2,506,826.

Financing

For the six months ended January 31, 2016, our net cash provided by financing activities was $117,017, which primarily consisted of net proceeds from the related party loans. For the six months ended January 31, 2015 our net cash provided by financing activities was $28,792, which consisted of proceeds from related party loans.

Related Party Transactions

At January 31, 2016, the Company is indebted to three directors of the Company for $1,050 (July 31, 2015 - $250) for expenditures incurred on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

As of January 31, 2016, $614,487 (July 31, 2015 - $528,552) is due to the majority shareholder, of which $508,058 is unsecured, non-interest bearing and due on demand, $11,829 is past due with an interest rate of 3%, and $94,600 is due on October 26, 2016 with an interest rate of 2%.  At January 31, 2016, accrued interest on these loans is $626 (July 31, 2015 - $506).

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

The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts.  The Company has recently had meetings with certain groups and municipalities regarding proposed transportation infrastructure projects, and it has also met with potential investors for these projects; in addition, it is in the process of finalizing and filing a stock registration statement so stock can be issued to raise funding for these projects.

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

Recent Accounting Pronouncements

For the six month period ended January 31, 2016, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and with very limited participation from our Chief Financial Officer (due to him being a recent hire within the quarter), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January 31, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K. However management is focused on putting in place effective controls.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the six month period ended January 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

March 21, 2016

/s/ Debra Mathias

Title: Chief Executive Officer

 (Principal executive officer)