Form 10-Q
period 2016-04-30
Ameri Metro, Inc. (formerly Yellowwood)
filed 2016-06-20
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

At June 15, 2016, there were 1,800,000 shares of the issuer’s preferred stock and 1,042,334,483 shares of the issuer’s common stock outstanding:

Class	Outstanding at June 15, 2016

Preferred Stock, par value $0.00001	1,800,000 shares
Class A Common Stock, par value $0.000001	1,600,000 shares
Class B Common Stock, par value $0.000001	987,934,483 shares
Class C Common Stock, par value $0.000001	4,800,000 shares
Class D Common Stock, par value $0.000001	48,000,000 shares

AMERI METRO, INC.

TABLE OF CONTENTS

April 30, 2016

INDEX

AMERI METRO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2016	July 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$ 54,605	$ –
Prepaid expenses	12,317	–

Total current assets	66,922	–

Office equipment, net	1,351	601
Prepaid expenses and deposits	2,940	1,500

Total Assets	$ 71,213	$ 2,101

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Bank indebtedness	$ –	$ 528
Accounts payable	1,046,381	272,972
Accrued expenses	13,037,695	7,704,828
Due to related parties	1,050	250
Loans payable – related parties	748,847	528,552
Loans payable	3,403	3,403

Total Liabilities	14,837,376	8,510,533

Stockholders’ Deficit
Preferred stock, par value $.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding (1,800,000 – July 31, 2015)	2	2
Common stock class A, par value $.000001, 7,000,000 shares authorized, 1,600,000 shares issued and outstanding (6,400,000 – July 31, 2015)	1	6
Common stock class B, par value $.000001, 4,000,000,000 shares authorized, 987,934,483 shares issued and outstanding (1,093,876,626 – July 31, 2015)	988	1,094
Common stock class C, par value $.000001, 4,000,000,000 shares authorized, 4,800,000 shares issued and outstanding (nil – July 31, 2015)	5	–
Common stock class D, par value $.000001, 4,000,000,000 shares authorized, 48,000,000 shares outstanding (nil – July 31, 2015)	48	–
Additional paid in capital	5,581,884	5,595,967
Stock subscriptions receivable	(47,000)	(47,000)
Accumulated deficit	(20,302,091)	(14,058,501)

Total Stockholders’ Deficit	(14,766,163)	(8,508,432)

Total Liabilities and Stockholders’ Deficit	$ 71,213	$ 2,101

The accompanying notes are an integral part of these unaudited financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended April 30, 2016	Three months ended April 30, 2015	Nine months ended April 30, 2016	Nine months ended April 30, 2015

OPERATING EXPENSES
Professional fees	$ 29,850	$ 5,800	$ 833,118	$ 31,600
Directors fees	450,000	337,500	1,500,750	989,868
Depreciation	96	80	256	240
General & administrative	146,060	113,612	459,219	337,386
Officer payroll	1,169,074	862,500	3,448,241	2,527,808

TOTAL OPERATING EXPENSES	1,795,080	1,319,492	6,241,584	3,886,902

LOSS FROM OPERATIONS	(1,795,080)	(1,319,492)	(6,241,584)	(3,886,902)

OTHER INCOME (EXPENSE)
Franchise tax	–	(180,000)	–	(180,000)
Interest expense	(1,192)	(119)	(2,001)	(357)
Termination fee	–	–	(5)	–

TOTAL OTHER INCOME (EXPENSE)	(1,192)	(180,119)	(2,006)	(180,357)

NET LOSS	$ (1,796,272)	$ (1,499,611)	$ (6,243,590)	$ (4,067,259)

LOSS PER SHARE (BASIC AND DILUTED)	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	1,042,334,483	1,069,430,122	1,066,077,332	997,882,443

The accompanying notes are an integral part of these unaudited financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended April 30, 2016	Nine months ended April 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (6,243,590)	$ (4,067,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for services	750	37,658
Issuance of stock for termination fees	5	–
Cancellation of stock issued for services	(15,220)	–
Depreciation expense	256	240
Stock-based compensation	324	--

Change in operating assets and liabilities:
Prepaid expense and deposits	(13,757)	–
Accounts payable	773,409	168,127
Accrued expenses	5,332,867	3,822,138

Cash flows used in operating activities	(164,956)	(39,096)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,006)	–

Cash flows used in investing activities	(1,006)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	(528)	–
Proceeds from related party loans	252,914	38,610
Repayment of related party loans	(32,619)	–
Due to related parties	800	–

Cash flows provided by financing activities	220,567	38,610

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,605	(486)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	–	2,191

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 54,605	$ 1,705

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuable common stock – Class B	$ –	$ 22

The accompanying notes are an integral part of these unaudited financial statements.

AMERI METRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s financial statements filed with the SEC on Form 10-K.  In the opinion of management, all adjustments necessary for the consolidated financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended July 31, 2015, as reported in Form 10-K, have been omitted.

NOTE 2 –GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at April 30, 2016, the Company has a working capital deficiency of $14,770,454 and has accumulated losses of $20,302,091 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

NOTE 3 – DUE TO RELATED PARTIES

At April 30, 2016, the Company is indebted to three directors of the Company for $1,050 (July 31, 2015 - $250) for expenditures incurred on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

NOTE 4 – LOANS PAYABLE – RELATED PARTIES

As of April 30, 2016, $748,847 (July 31, 2015 - $528,552) is due to the majority shareholder, of which $508,531 is unsecured, non-interest bearing and due on demand, $11,829 is past due with an interest rate of 3%, $25,647 is due December 31, 2016 with an interest at 3%, $95,600 is due on October 26, 2016 with an interest rate of 2% and $107,240 is due on March 1, 2017 with an interest rate of 7%.  At April 30, 2016, accrued interest on these loans is $2,462 (July 31, 2015 - $506).

NOTE 5 – LOAN PAYABLE

On January 30, 2014, the Company entered into a short-term loan with a non-related party.  The Company was loaned $6,000 from an investment company, the repayment terms are 3% interest with a maturity date of April 30, 2015.  The Company has repaid $2,597 as of April 30, 2016. At April 30, 2016, accrued interest on these loans is $251 (July 31, 2015 - $206). At April 30, 2016, this loan is past due.

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

NOTE 6 – CAPITAL STOCK (CONTINUED)

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

On November 11, 2015, the Company rescinded 63,476,191 post-split shares of Class B common stock that had previously been issued to the former CFO for services as the former CFO did not fully perform on the original contract.

On November 11, 2015, the Company rescinded 880,952 post-split shares of Class B common stock that had previously been issued for services as the consultant did not fully perform on the original contract.

NOTE 7 – STOCK OPTIONS

On March 8, 2016, the Company adopted a stock option plan named 2016 Equity Incentive Plan, the purpose of which is to help the Company secure and retain the services of employees, directors and consultants, provide incentives to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock.

On March 8, 2016, the Company granted 8,000,000 stock options to 4 officers and directors of the Company, exercisable at $42 per share and expire on March 8, 2026.  The 8,000,000 options vest according to the following schedule: 3,200,000 options vest immediately and 800,000 vest annually for the next 6 years.  The weighted average grant date fair value of stock options granted during the nine month period ended April 30, 2016 was $0.00009.  During the nine months ended April 30, 2016, the Company recorded stock-based compensation of $324 (2015 - $nil), as officer payroll on the consolidated statement of operations.

A summary of the Company’s stock option activity is as follow:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $
Outstanding, July 31, 2015	–	–

Granted	8,000,000	42.00

Outstanding, April 30, 2016	8,000,000	42.00	9.86	–

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine months ended April 30, 2016	Nine months ended April 30, 2015

Expected dividend yield	0%	–
Expected volatility	150%	–
Expected life (in years)	10	–
Risk-free interest rate	1.83%	–

NOTE 7 – STOCK OPTIONS (CONTINUED)

A summary of the status of the Company’s non-vested stock options as of April 30, 2016, and changes during the nine month period ended April 30, 2016, is presented below:

Non-vested options	Number of options	Weighted Average Grant Date Fair Value $

Non-vested at July 31, 2015	–	–

Granted	8,000,000	0.00009
Vested	(3,200,000)	0.00009

Non-vested at April 30, 2016	4,800,000	0.00009

At April 30, 2016, there was $419 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan.  There was $nil intrinsic value associated with the outstanding stock options at April 30, 2016.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

The Company had entered into an employment agreement with the former Chief Financial Officer (the “CFO”) with an effective date of December 3, 2014.  The term of the employment agreement was 3 years, with an annual base salary of $350,000.  The former CFO was also entitled to 60,000,000 post-split shares of Class “B” common stock..  On December 30, 2014, the Company issued 60,000,000 post-split shares of Class “B” common stock to the former CFO.  On November 11, 2015, the former CFO resigned and the Company rescinded the 60,000,000 post-split shares of Class B common stock that had been issued as the former CFO did not fully perform on his employment agreement.

The Company entered into an employment agreement with the Chief Engineer with an effective date of December 3, 2014.  The term of the employment agreement is 3 years, with an annual base salary of $175,000.  The Chief Engineer was also entitled to 1,000,000 post-split shares of Class “B” common stock as a signing bonus.  On December 30, 2014, the Company issued 1,000,000 post-split shares of Class “B” common stock to the Chief Engineer.

The Company entered into a directorship agreement with a director of the Company with an effective date of June 30, 2015.  The initial term of the directorship agreement is one year, with an annual base salary of $150,000.  The director is also entitled to 1,000,000 post-split shares of Class B common stock. On July 24, 2015, the Company issued 1,000,000 post-split shares of Class B common stock to the director.  On March 17, 2016, the term of the agreement was extended to July 31, 2021.

The Company entered into an employment agreement with the Chief Financial Officer (the “CFO”) with an effective date of August 4, 2015.  The term of the employment agreement is 3 years, with an annual base salary of $350,000.  On March 17, 2016, the term of the agreement was extended to July 31, 2021.

The Company entered into an employment agreement with the Chief Operating Officer (the “COO”) with an effective date of August 4, 2015.  The term of the employment agreement is 3 years, with an annual base salary of $375,000.  On March 17, 2016, the term of the agreement was extended to July 31, 2021.

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company entered into an employment agreement with the Chief General Counsel with an effective date of August 4, 2015.  The term of the employment agreement is 3 years, with an annual base salary of $500,000.  On March 17, 2016, the term of the agreement was extended to July 31, 2021.

The Company entered into three directorship agreements with three directors of the Company with an effective date of August 1, 2015.  The initial term of the directorship agreements is one year, with an annual base salary of $150,000.  Each of the three directors is also entitled to 1,000,000 post-split shares of Class B common stock. On August 31, 2015 and September 10, 2015, the Company issued 1,000,000 post-split shares and 2,000,000 post-split shares of Class B common stock to the three directors, respectively.  On March 17, 2016, the term of the agreements was extended to July 31, 2021.

Operating Lease

On April 30, 2014, the Company terminated its existing office space lease, and entered into a new month to month rent agreement for office space. The new agreement which commences on November 1, 2015, calls for monthly rent payments of $1,440. The terminated lease agreement has not been resolved as to payment of existing amounts due in cash or stock, or as to any early termination fees.  As of April 30, 2016, no stock has been issued in payment of rent.

Master Consulting Agreement

On March 20, 2016, the Company entered into a Master Consulting Agreement with Global Infrastructure Finance & Development Authority, Inc. (“GIF&DA”), a division of Hi Speed Rail Facilities, Inc.  Hi Speed Rail Facilities, Inc. is a non-profit entity organized and established by the Founder of the Company.  GIF&DA has or is about to secure all necessary approvals by certain Joint Resolutions enacted by the federal and state(s) governmental agencies Legislature for the construction of a project consisting of financing, construction and operation of Hi Speed Rail Passenger, Freight, Air, Sea, Ground, Other Transportation Projects and other Parallel and Ancillary Infrastructure Projects.

Pursuant to the Agreement, the Company was appointed as the agent and representative of GIF&DA to facilitate GIF&DA in securing the first and future phases of financing the project and the construction of the project.  The Company shall receive 1.5% the face amount of each master trust indenture (bond indenture) in consideration for arranging financing and developing the sponsorship mechanism of the project.  The term of the Agreement shall continue until the completion of the project.  At April 30, 2016, the Company has not secured any financing for GIF&DA.

Stock Split

In connection with the stock split, some shareholders did not respond or pay the transfer agent fee by the deadline. As a result, these shareholders were not issued the additional shares. At some point, the Company may be required to issue an additional 2,736,000 of Class B common stock in connection with this stock split.

NOTE 9 – INCOME TAXES

For the period ended April 30, 2016, the Company has net losses in addition to prior years’ net taxable losses; the result is a net taxable loss carry-forward, and therefore the Company has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved. For the periods ended April 30, 2016 and July 31, 2015, the cumulative net operating loss carry-forward from operations is approximately $20,238,000 and $13,995,000; respectively, and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2016	July 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$ 6,881,000	$ 4,758,300
Valuation allowance	(6,881,000)	(4,758,300)
Net deferred tax asset	$ –	$ –

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

HSR Technology, Inc.

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

On January 9, 2013, the Company signed a letter of intent with a related party to purchase land for a potential future project.  The Company was unable to meet the deposit requirements of this contract, and so in November 2013 the deposit requirements were amended to require a cash deposit of $1,000 to hold the purchase option open for the Company until institutional funding is acquired.  Future plans are to issue in excess of 10,000,000 shares of common stock to aid in funding the land purchase.  As of April 30, 2016 the $1,000 has been deposited on this contract.

On January 13, 2013 the Company entered into a Letter of Intent with a related party.  The purpose being that the Company is contracting services for the build out of the Port Trajan 5 Terminals.

Production Services – Platinum Media, Inc.

On February 19, 2014, the Company entered into a Master Agreement for Production Services with Platinum Media, Inc. (“Platinum”), whereby Platinum will provide the Company with all of its media development needs for a 5 year term.  The agreement states that the fees charged to the Company will be no less than $12,000,000 per year.  As at April 30, 2016, the Company has not been charged by Platinum.

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

The Company believes it is facing solid growth for next 20 years or more. According to “McKinsey Global Institute - The McKinsey Infrastructure Practice Report- January 2013; 57 to 67 trillion dollars of investment would be needed for infrastructure projects from 2013 to 2030. Due to robust infrastructure market and a tremendous back log of infrastructure projects on hand, along with anticipated projects identified by the Company’s infrastructure projects consultants TEMS, Inc., management believed that market conditions warranted that the company reconsider its capital structure and in September 2014 it amended its Certificate of Incorporation to increase its authorized shares. Market conditions were further supported by “The Boeing Current Market Outlook 2012-2013 report” which projects an 80 % growth over next 20 year for cargo fleet.

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

As noted in the Forms 8-K and 8-K/A filed by the Company with the SEC on  May 12, 2016, the company has been working on obtaining numerous transportation infrastructure projects., which are expected to begin producing revenue starting in the July 31, 2017 fiscal year.

Competition

The Company may or may not face significant competition from other companies that may be developing high speed rail passenger and high speed freight transportation systems.  As this industry is not well developed in the United States to date, such competition that may exist is primarily in the development and planning stages. The Company will, however, face competition in the allocation of monetary resources from governmental agencies, at the local, regional, state and federal levels. The Company believes that government agencies will strongly endorse its proposed plan for high-speed regional rail systems, seaports, and toll roads, but believes that, given the economic environment, there may be limited or no funds available for such development.

Nevertheless, traditionally significant competition generally exists in the industry, from government agencies and entities. Due to the federal budgetary constraints, henceforth any completion would be from private or public entities. On the heels of the Department of Transportation’s recent request for high-speed rail proposals, its Federal Railroad Administration received 132 applications from 32 states totaling $8.8 billion. That was more than three times the $2.4 billion available. During the first round of awards in the fall of 2009, applicants submitted more than $55 billion in project proposals. That was nearly six times the initial $8 billion available from the American Recovery and Reinvestment Act. Unfortunately due to federal budgetary setbacks, as of June 2016, very little of this has come to fruition.

Trading Market

The Company received its Notice of Effectiveness from the SEC on November 27, 2013 and has applied for the Form 2-11.

Long-Range Ideas and Related Companies

The Founder and former CEO of the Company, Shah Mathias, has organized and established three nonprofit corporations and is a facilitator of a forth non profit (ATFI) for the purpose of facilitating the development of the transportation systems. The nonprofit statutes provide a vehicle to issue bonds and to help secure infrastructure projects. The nonprofits have the discretion to turn over the infrastructure projects to a state or governing body having jurisdiction after the indebtedness has been paid. The nonprofits that Mr. Mathias has created are:

1)Alabama Toll Facilities, Inc. (ATFI)

2)Hi Speed Rail Facilities, Inc. (HSRF) (Organized by Mathias )

3)Hi Speed Rail Facilities Provider, Inc. (HSRFP) (Organized by Mathias )

4)Global Infrastructure Finance and Development Authority Inc. (GTIF&DA) (Organized by Mathias )

In addition to the nonprofit companies discussed earlier, Mr. Mathias has developed long-range ideas and plans to develop currently undeveloped areas through which a planned Alabama toll road will traverse. These plans include the development of an airport, sea shipping port and a high speed rail line. Mr. Mathias has established a series of corporations which, although not subsidiaries of the Company, are related companies as they are all under common control of Mr. Mathias; these companies were formed to primarily serve as subcontractors for the operations of the planned transportation systems.

None of these companies has any operations or any revenues to date. Mr. Mathias (as president and chief executive officer of each of these companies) has executed contracts between several of these companies and the Company. No other officers or directors exist in any of these related companies. The Company owns 25% of each of the companies with the remaining ownership held directly or indirectly by Mr. Mathias.

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

16) Platinum Media, Inc. Designed to provide all media related services

Mr. Mathias has created three nonprofits and is the facilitator of a third (ATFI) for use in issuing bonds to fund the proposed projects.  Two of these nonprofits are specifically for use for financing high speed rail transportation systems, the third is specifically for use with the Alabama Toll Facility, discussed below.

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

Hi Speed Rail Facilities, Inc. (HSRF)

Hi Speed Rail Facilities Provider, Inc. (HSRFP)

Alabama Toll Facilities, Inc. (ATFI)

Global Infrastructure Finance and Development Authority Inc. (GTIF&DA)

The board of directors of HSRF and HSRFP consist of the following individuals: Shah Mathias, Kirk Wilson, James Kingsborough, and Otto Banks.  The board of directors of ATFI consists of Jack Garison and Jack Hopper.  Shah Mathias earlier served on the ATFI board of directors but resigned from that position.

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

Results of Operations

Comparison of the Three and Nine Months Ended April 30, 2016 and 2015.

The Company has no source of continuing revenues and received no revenues for the three and nine months ending April 30, 2016 and 2015.

For the nine months ended April 30, 2016 and 2015, the Company had total operating expenses of $6,241,584 and $3,886,902, respectively and a net loss of $6,243,590 and $4,067,259, respectively. The increase in operating expenses and net loss resulted primarily from the accrual of director and officer compensation of $4,948,991 and professional fees of $833,118 during the nine months ended April 30, 2016 as compared to $3,517,676 and $31,600 during the nine months ended April 30, 2015.

For the three months ended April 30, 2016 and 2015, the Company had total operating expenses of $1,795,080 and $1,319,492, respectively and net losses of $1,796,272 and $1,499,611, respectively. The increase in operating expenses and net loss resulted primarily from increased accrued expenses related to director and officer compensation, due to the August 2015 additions to our management team.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities and total liabilities as of April 30, 2016 and July 31, 2015 were as follows:

	April 30, 2016	July 31, 2015
Cash	$ 54,605	$ –
Total current assets	66,922	–
Total assets	71,213	2,101
Total current liabilities	14,837,376	8,510,533
Total liabilities	14,837,376	8,510,533

Cash Requirements

We had $54,605 in cash and cash equivalents as of April 30, 2016.  Our cash used in operations for the nine months ended April 30, 2016 was $164,956. We had a net loss for the nine months ended April 30, 2016 of $6,243,590. We had an accumulated deficit of $20,302,091 at April 30, 2016. Our cash on hand is not sufficient to cover our monthly expenses and we continue to seek financing in the form of debt or stock sales to finance our operations. There can be no assurance the Company will be successful in these efforts.

Sources and Uses of Cash

Operations

For the nine months ended April 30, 2016, our net cash used in operating activities was $164,956, which consisted primarily of our net loss of $6,243,590, offset primarily by increases in accrued expenses of $5,332,867 and accounts payable of $773,409. For the nine months ended April 30, 2015, our net cash used in operating activities was $39,096 which consisted primarily of our net loss of $4,067,259 offset by an increase in accrued expenses of $3,822,138.

Financing

For the nine months ended April 30, 2016, our net cash provided by financing activities was $220,567, which primarily consisted of net proceeds from related party loans. For the nine months ended April 30, 2015 our net cash provided by financing activities was $38,610, which consisted of proceeds from related party loans.

Related Party Transactions

At April 30, 2016, the Company is indebted to three directors of the Company for $1,050 (July 31, 2015 - $250) for expenditures incurred on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

As of April 30, 2016, $748,847 (July 31, 2015 - $528,552) is due to the majority shareholder, of which $508,058 is unsecured, non-interest bearing and due on demand, $11,829 is past due with an interest rate of 3%, and $95,600 is due on October 26, 2016 with an interest rate of 2%, and $107,240 is due on March 1, 2017 with an interest rate of 7%.  At April 30, 2016, accrued interest on these loans is $2,462 (July 31, 2015 - $506).

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

Recent Accounting Pronouncements

For the nine month period ended April 30, 2016, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and with very limited participation from our Chief Financial Officer (due to him being a recent hire within the quarter), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of April 30, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K. However management is focused on putting in place effective controls.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the nine month period ended April 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.8

10.9

10.10

10.11

10.12

10.13

10.14

10.15

10.16

10.17

10.18

10.19

10.20

10.21

10.22

10.23

10.24

10.25

10.26

10.27

10.28

10.29

10.30

10.31

10.32

10.33

10.34

10.35

10.36

10.37

10.38

10.39

10.40

10.41

10.42

10.43

10.44

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

Damar Agreement (filed as part of the Form 8-K/A filed January 18, 2013)

Alabama Legislative Act 506 (filed as part of the Form 8-K/A filed January 18, 2013)

Form of subscription agreement for sale of the shares (filed with the Registration Statement on Form S-1 filed June 13, 2013)

Letter of Intent for Port Trajan property (filed with the Registration Statement on Form S-1 filed June 13, 2013)

Intended use of Master Trust Indentures (filed with the Form 8-K May 12, 2016)

Economic Impact Surface Transportation (filed with the Form 8-K May 12, 2016)

Government Resolutions (filed with the Form 8-K May 12, 2016)

Market Conditions for Bond Portfolio (filed with the Form 8-K May 12, 2016)

Ameri Metro Inc. Pipeline TEMS Report (filed with the Form 8-K May 12, 2016)

Appalachian Regional Commission Corridor Documents (filed with the Form 8-K May 12, 2016)

HSR Passenger Services Inc. for Florida-Alabama TPO Indenture (filed with the Form 8-K May 12, 2016)

ATFI 2016 Documents (filed with the Form 8-K May 12, 2016)

Mobil Trade Corridor (filed with the Form 8-K May 12, 2016)

Atlantic Energy and Utilities Documents (filed with the Form 8-K May 12, 2016)

High Speed Rail Facilities Inc. Master Trust Indenture Documents (filed with the Form 8-K May 12, 2016)

HSR Freight and Passenger for Port Freeport Brazoria Texas Documents (filed with the Form 8-K May 12, 2016)

High Speed Rail Facilities Provider Inc. Master Trust Indenture Documents (filed with the Form 8-K May 12, 2016)

Port Ostia Air Cargo Documents (filed with the Form 8-K May 12, 2016)

Portus De Jewel Mexico Documents (filed with the Form 8-K May 12, 2016)

KSJM International Airport Documents (filed with the Form 8-K May 12, 2016)

HSR Freight Line Inc Phil. Regional Port Authority Documents (filed with the Form 8-K May 12, 2016)

HSR Freight Line Inc. Documents (filed with the Form 8-K May 12, 2016)

HSR Passenger Services, Inc. Documents (filed with the Form 8-K May 12, 2016)

HSR Technologies Documents (filed with the Form 8-K May 12, 2016)

Malibu Homes Inc. Documents (filed with the Form 8-K May 12, 2016)

Platinum Media Inc Documents (filed with the Form 8-K May 12, 2016)

Port of De Claudius Inc Documents (filed with the Form 8-K May 12, 2016)

Lord Chauffeurs LTD Documents (filed with the Form 8-K May 12, 2016)

Michigan COAST-TO-COAST PASSENGER RAIL Documents (filed with the Form 8-K/A May 12, 2016)

New York Washington HS Rail Corridor Documents (filed with the Form 8-K/A May 12, 2016)

Port of Ostia Inc. Ann Charles International Cargo Airport Brazoria Tx Indentures Documents (filed with the Form 8-K/A May 12, 2016)

Texas International Trade Corridor Documents (filed with the Form 8-K/A May 12, 2016)

Ameri Metro AMGTI Overview Report (filed with the Form 8-K/A May 12, 2016)

Land Purchase Agreement (filed with the Form 8-K/A May 12, 2016)

Master Consulting Agreement (filed with the Form 8-K/A May 12, 2016)

Master Trustee Agreement (filed with the Form 8-K/A May 12, 2016)

Virginia Crescent Line (filed with the Form 8-K/A May 12, 2016)

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

SARBANES-OXLEY ACT OF 2002

____________________

* Filed herewith

** To be filed

                                                                                                            15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 20, 2016

/s/ Debra Mathias

Title: Chief Executive Officer

 (Principal executive officer)

                                                                                                            16