Form 10-K
period 2016-07-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2016-11-14
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

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

$ 0

Indicate the number of shares outstanding of each of the registrant's classes of preferred stock and common stock as of the latest practicable date.

Class	Outstanding at October 27, 2016

Preferred Stock, par value $0.000001	1,800,000 shares
Class A Common Stock, par value $0.000001	1,600,000 shares
Class B Common Stock, par value $0.000001	987,934,483 shares
Class C Common Stock, par value $0.000001	4,800,000 shares
Class D Common Stock, par value $0.000001	48,000,000 shares

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

The information contained in this Form 10-K is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in our Quarterly Report, and this Annual Report on Form 10-K for the year ended July 31, 2016 and in our other reports filed with the Securities and Exchange Commission (the “SEC”).

ITEM 1.  BUSINESS

Since its incorporation, the Company has developed its business plan, appointed officers and directors, engaged initial project consultants and entered into negotiations and contracts for related and ancillary business. The Company is in the process of developing proposals for high-speed rail service related transportation and infrastructure projects.

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

The Business

The Company, is focused on development of transportation facilities, including but not limited to high-speed rail for passenger and freight transportation and related and ancillary transportation businesses, inland ports, sea ports, airports, and toll roads. The Company intends to secure manufacturing and technologies together with ancillary land development projects, sale of goods and services to government, civilian and commercial end users.

The Company anticipates that it will, directly or through subsidiaries or affiliates, develop plans, and then coordinate and supervise the financing, construction and development of such transportation projects by bringing together the resources, plans, financing, approvals and technology needed to implement such transportation systems.

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

Funding for individual projects of the Company will occur from bond offerings, as organized through various nonprofit entities, High Speed Rail Facilities Inc., High Speed Rail Facilities Provider Inc., Alabama Toll Facilities Inc., Global Infrastructure Development & Finance Authority Inc. and organizations sponsored or affiliated with municipal and government agencies as well as from issuances of stock and debt-financing.  Certain of these nonprofit entities or organizations may themselves be affiliated with, or related to, the Company and assist, or work in conjunction with, the Company in securing contracts and funds to develop projects.

Through its subsidiary, GTI, the Company is also involved in the planning of the future development of a new toll road in the southeast United States. The Company through assignment of rights from Penndel Land Company, to finance, develop and construction a 357 mile toll road in the State of Alabama as outlined in Alabama House Joint Resolution H. J. R. 459 & H. J. R. 456. The Company acquired from Penndel Land Company (majority owned by the former CEO of ARMT) the contract rights to a construction agreement with the ATFI, a non-profit company supported by the State of Alabama to act as the exclusive entity as set forth in H.J.R 459 and H.J.R. 456 project developer for such a toll road an on which the former CEO of ARMT served as one of its four directors. When the Company secures financing, ATFI will effect a bond offering to purchase the land on which the toll road is to be located.

In support of H.J.R. 459 and H.J.R.456 the following ancillary projects are being planned.

1.

Design built inland port called Port De Claudius

2.

Design built airport called Sarah Jewel Mathias International Airport (KSJM)

3.

Design built air cargo port called Port of Ostia

4.

Design built railroad and train stations

5.

Design built Fiber Optic Lines

6.

Design built All Utilities underground or overhead

7.

Design built Power Grids

8.

Design built Cell Phone Towers

9.

Design built Motels, Travel Plazas, Fast Food Establishments

10.

Design built Outdoor Advertisements, Signage

11.

Design built Natural Gas Pipelines & Distillate Pipelines

Shah Mathias, founder of the Company, has established a series of corporations with which to effect the transactions and development of the projects envisioned by the Company including the Port Trajan Facility, high speed rail projects and the Alabama Toll Road.  The Company has envisioned long-range ideas and plans to develop currently undeveloped areas through which the planned Alabama toll road will traverse. These plans include the development of an airport, sea shipping port and a high speed rail line. Ameri Metro only owns 25% of all of the following companies, and that Shah and related parties own the remaining 75%.

1.

HSR Freight line, Inc. Designed to handle all services for use of track time and trains for freight and freight forwarding services.

2.

HSR Passenger Services, Inc. Designed to handle rail ticketing booking, reservations, and food services.

3.

HSR Technologies, Inc. Designed to handle all building of suites and manufacturing of trains and rail tracks and provide fiber optics, telecommunications, and related technologies services.

4.

HSR Logistics, Inc. Designed to handle all purchasing functions.

5.

KSJM International Airport, Inc. Designed to eventually create an airport facility in inland Alabama

6.

Port Of Ostia, Inc. Designed to handle all air cargo if and when an airport facility is created.

7.

Port of De Claudius, Inc. Designed to handle sea container and port operations.

8.

AMERI Cement, Inc. Designed to handle cement needs for building projects including Alabama toll road.

9.

Lord Chauffeurs LTD: Designed to operate all passenger ground transportation.

10.

Atlantic Energy & Utility Products, Inc. Designed to provide utility and maintenance service to above entities.

11.

Penn Insurance Services LLC. Designed to provide insurance service to above entities.

12.

Cape Horn Abstracting, Co. Designed to land title examination services.

13.

Eastern Development & Design, Inc.  Designed to provide all civil engineering and architectural service.

14.

Slater & West, Inc.  Designed to handle contract administration services and work force H R matters.

15.

Malibu Homes, Inc. Designed to establish residential home building services.

16.

Platinum Media, Inc. Designed to provide all media related services.

Eastern Development and Design (ED&D) (Other Related Party Agreements) to do all the civil engineering work for the toll road, Port De Claudius, KSJM and Port of Ostia. ED&D is an experienced civil engineering company that has been operating since 1993.

The Company has, via ED&D, engaged Armstrong Consulting Inc., for the airport engineering and planning. Armstrong Consulting Inc. is an experienced airport planning and engineer design company. It will engineer and design standards from FAA AC150/5300-13 airport design and FAR PART 77.

The Company has approached a major aircraft manufacturer to help launch air cargo operation at KSJM and Port of Ostia. A major aircraft manufacturer has indicated that the Company should move forward with its business plan.

Relco has been engaged by HSR Technologies, to provide exclusive use of DMU rail technologies and use its know-how for manufacturing of train sets meeting the 49 CFR Part 238 compliant DMU in current venue service that meets or exceeds new Federal Rail Administration (FRA) and America Public Transportation Association (APTA) structural safety specification. Relco is a fifty year old company and has provided services for Union Pacific, CSX Transportation, Burlington Northern Santa Fe, Kansas City Southern Railway, Canadian National and numerous others.

The Company will build seventeen hundred miles of railroad tracks in parallel with ATFI. The Company has plans, through its affiliates, to build four tracks north and south bound, two tracks for passenger services and two tracks for freight. Volkmann Railroad Builders has been engaged by ARMT to construct and built the railroad. Volkmann is a thirty five year old company that has built railroads for NASA, the mining industry, oil and gas exploration and freight carriers.

The Company has engaged consultants such as Transportation Economics Management System Inc. (TEMS). TEMS (Other Related Party Agreements) is a global transportation consulting firm. It is responsible for the transportation planning and system analysis, which includes the development of the passenger and freight forecasting models.

The Company has engaged with Inchcape Shipping Services (ISS), to manage and act as port agent at Port Claudius and Port Of Ostia. ISS is a global operation from sixty eight countries, six hundred ports that directs traffic from sea and air cargo to and from the ports. They have been in business since 1875.

NP&G Innovations Inc. has been engaged to manufacturer railroad ties for the company, through HSR Technologies. NP&G is the original inventors of green technology railroad ties. Marshalls Composite Technologies LLC (MCT) has been engaged to manufacture the composite rebar, through HSR Technologies for the company. MCT is the original developer of technology of the composite rebar. The Company will need approximately four hundred million linear feet of composite rebar to be used in building the Alabama Toll Road.

ARMT entered into a contract on June 10, 2010 for the acquisition of the patents, rights, titles, and business of Damar Corporation LLC, the inventor/developer/manufacturer of Damar TruckDeck. The Damar TruckDeck is a flexible truck deck storage and organization system with an integrated frame allowing the cargo deck to be used as a hauling surface.

ARMT shall receive all rights and title to the patents, the TruckDeck system, and all related assets for a purchase price of $750,000 payable as $500,000 cash and the remaining $250,000 payable in the form of 7,500 shares of ARMT’s common stock. The cash portion is payable within 90 days of the successful completion of the registration as a publicly traded company pursuant to the Securities Act of 1933.

PAYMENT: $500,000

Purchase Secured the technology to manufacture composite Re-bar. (C RB).

PAYMENT: $4,750,000

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

PAYMENT: $460,000

NPG. / HSR Technologies, Inc. RAIL TIE Licensing of Intellectual exclusive licensing agreement involving two US patents.

PAYMENT: $8,000,000.

US Railcar Company. HSR Technologies, Inc. Exclusive Technology use Agreement For exclusive use of DMU rail technologies and use of its know-how for manufacturingOf train sets meeting the 49 CFR Part 238 compliant DMU in current revenue service That meets or exceeds new Federal Rail Administration (FRA) and American Public Transportation Association (APTA) structural safety specifications.

PAYMENT: $25,000,000.

Business Plan

The Company will facilitate the development of transportation facilities, including but not limited to high-speed rail for passenger and freight transportation and related and ancillary transportation businesses, inland ports, sea ports, airports, and toll roads. The Company intends to secure manufacturing and technologies together with ancillary land development projects, sale of goods and services to government, civilian and commercial end users.  The high-speed rail plan to be presented by the Company will likely utilize existing rail rights-of-way to connect several metropolitan areas and states serving expanding populations.

Funding for individual projects of the Company will occur from bond offerings organized through various nonprofit entities, High Speed Rail Facilities Inc., High Speed Rail Facilities Provider Inc., Alabama Toll Facilities Inc., Global Infrastructure Development & Finance Authority Inc. and organizations sponsored or affiliated with municipal and government agencies as well as from issuances of stock and debt-financing.  Certain of these nonprofit entities or organizations may themselves be affiliated with, or related to, the Company and assist, or work in conjunction with, the Company in securing contracts and funds to develop projects.  The major elements of the plan would include:

High Speed Rail

•

Introduction of modern rail equipment operating at speeds up to 250 mph

•

Use of existing rail rights-of-way to connect rural, small urban and major metropolitan areas

•

Track improvement, including replacement and upgrades, additional sidings, signal and communications systems, and grade-crossing improvements

•

Construction or improvement of railroad grade crossings and passenger stations

•

Acquiring new train equipment including train sets and spares

Supporting Ancillary Development

•

Development or expansion of a feeder bus system linking outlying areas to railroad stations

•

Operation of a "hub-and-spoke" passenger rail system providing service to and through one or more major hubs to locations throughout the United States

•

Provision of multi-modal connections to improve system access, hotels, retail, parking garages, sorting facilities / distribution facilities

Supporting Transportation Systems

•

Ancillary development opportunities, airports, inland ports, sea ports, toll roads and technology parks

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

Alabama Toll Road

The Company is working to develop a project to build a toll road in the State of Alabama, but still needs funding for this project.  Ameri Metro in 2010 was developing this project at the time of the merger with Yellowood.  The planned toll road is designated as a 352 mile 4-lane road designed to be built from Orange Beach, Alabama to the Tennessee state line with the intent of connecting various rural sections of Alabama to Tennessee and more urban areas. The toll road that would connect various rural sections of Alabama to Tennessee and with its more urban areas.

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

Damar Truck Deck

The Company also plans to develop projects as opportunities are presented related or ancillary to the transportation or transportation-related fields. The Company entered into a contract for the acquisition of the patents, rights, titles, and business of Damar Corporation LLC, the inventor, developer and manufacturer of Damar Truck Deck. (See www.damartruckdeck.com). The Damar Corporation was incorporated in 2007 to develop, manufacture and market the truck deck component invented and developed by its owner. The Damar Corporation has filed a patent application covering its truck deck system. The Damar Truck Deck is a flexible truck deck storage and organization system that with an integrated frame allowing the cargo deck to be used as a hauling surface. The system has many configurations to fit a wide variety of uses (hunting, construction, moving, hauling, etc.) in various truck deck sizes. The Damar Truck Deck primarily consists of lockable repositionable storage units.

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

Port Trajan Project

The Port Trajan 5 project is a transportation project located in the Antrim Township, Greencastle, Pennsylvania on the Interstate 81 corridor and the railroad "Crescent Corridor", a 2,500 mile network of rail and terminals.  Norfolk Southern is operating a rail-truck facility in this corridor and the State of Pennsylvania has provided funding toward the development of additional facilities along this corridor.  The Company envisions the development of the land next to such corridor, which it has termed the Port Trajan Project.  The Company anticipates that it will construct a distribution center consisting of a terminal and a rail line between the main rail tracks to the highway for the transition of shipping containers from the rail line to waiting trucks.  The distribution center will provide the facility for repackaging the shipments into containers or other shipments destined for final destination by truck.

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

On January 9, 2013, the Company signed a letter of intent with a related party to purchase land for a potential future project.  The Company was unable to meet the deposit requirements of this contract, and so in November 2013 the deposit requirements were amended to require a cash deposit of $1,000, which has been paid, to hold the purchase option open for the Company until institutional funding is acquired.  Future plans are to issue in excess of 10,000,000 shares of common stock to aid in funding the land purchase.

On January 13, 2013 the Company entered into a Letter of Intent with a related party, to contract for services for the build out of the Port Trajan 5 Terminals.

On February 19, 2014, the Company entered into a Master Agreement for Production Services with Platinum Media whereby Platinum Media will provide the Company with all of its media development needs for a 5 year term.  The agreement states that the fees charged to the Company will be no less than $12,000,000 per year, once we have received funding and begun executing on our business plan and Platinum Media has begun providing substantial services to ARMT.  At July 31, 2016, the Company has not incurred fees to by Platinum Media.

The Market

The Company believes that the United States suffers from an overburdened transportation infrastructure and that a fundamental overhaul of the dilapidated national transportation structure is needed according to Society of Civil Engineering reports ( http://www.infrastructurereportcard.org/ ). The Company anticipates that it will be able to assist in this “fundamental overhaul” by providing both the hands-on expertise and investment resources to establish an intermodal grid comprised of transportation and support services extending to urban and outlying areas alike.

The infrastructure experts believe that there is a compelling need to revitalize America’s transportation infrastructure. As all levels of government are facing increasing economic crisis, the Company anticipates that such revitalization will be the result of public-private partnerships and alliances to create the basis for developing such an infrastructure. Organizations, such as the Company, are accordingly poised to play a significant role in the redevelopment and improvement of the nation’s transportation infrastructure.

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

The Company has met recently with Appalachian Regional Commission. Their region consists of 420 counties in 13 states, serving more than 25 million people. Political pressure is increasing to find alternate transportation systems as the price of gas and environmental risk of drilling and using petroleum products rises. Highway maintenance is increasingly expensive as the price of materials and labor increases.  Highway congestion is an increasing urban problem. The Company presented a project as a total package thereby providing the municipalities with the complete overview and relieving it of the time and costs involved in studying the proposal, seeking pricing information and projecting results. In addition, the Company believes that it may be able to effect economies of scale by purchasing new and renovating existing equipment and facilities on an integrated regional basis rather than in fractured individual areas or small municipalities.  The project also creates many jobs in the areas that the facilities are located in.

The Non-Profit High speed Rail Facilities Inc., has been identified in House Resolution 948 of the 2016 Georgia Legislative Session. High speed rail will connect freight and passenger services from Georgia to Alabama and throughout Georgia.

The Company has met recently with Port of Freeport and Brazoria-Fort Bend Rail District, , to expand the port operations along with passenger and freight rail. "Forecasts from the Texas Comptroller of Public Accounts predict that the U.S. and Texas economies will rebound from the current recession (in terms of GSP and GDP), and grow at 2.6 percent and 3.37 percent, respectively, on average, per year between 2010 and 2035.  An efficient and well-maintained transportation system is vital to the state‘s ability to remain economically competitive at home and abroad."

Boeing is expected to introduce 34,000 new airplanes in the next 15 years. TEMS, consultants to the Company, has met recently with authorities in Texas concerning a freight airport.

Philadelphia, PA – “Governor Tom Wolf today announced his strategic plan for sustained management, maintenance, and development of the Port of Philadelphia”. The governor emphasized his key priorities of investing in infrastructure, creating jobs, and keeping Pennsylvania economically competitive. The Company has been in discussions with elected officials concerning expansion of the port.

Michigan – Coast to Coast Passenger Rail Ridership and Cost Estimate Study, prepared by TEMS, consultants to the Company, is ready for design build upon funding being available.

The New York - Washington Corridor is the highest ranking corridor in the US and is the only corridor that could be developed without or only limited government funds, according to a feasibility study prepared by TEMS, consultants to the Company. As such, the corridor provides an operating cash flow that can pay back the 35 Billion capital cost from the fare box.

High Speed Rail Technologies Inc. to provide technology services of intellectual property use for the Company operations.  That will include composite rebar manufacturing plant and product for the Alabama Toll Way Facility and rail car technology for DMU (Diesel Multi Unit Technology) along with composite rail road ties.

TEMS- Transportation Economics Management Systems, identified projects for the Company focus as part of the growth strategy.

The Company is facing solid growth for next 20 years or more. According to “McKinsey Global Institute- The McKinsey Infrastructure Practice Report- January 2013; confirms that $57 to $67 trillion dollars of investment is needed for infrastructure from 2013 to 2030. Due to robust infrastructure market and a tremendous back log of infrastructure projects on hand, along with anticipated projects identified by the Company’s infrastructure projects consultants, TEMS, Inc., management believed that market conditions warranted that the Company reconsider its capital structure and in September 2014 we amended our Certificate of Incorporation to increase our authorized shares. Market conditions were further supported by “The Boeing Current Market Outlook 2012-2013 report” which shows an 80 % growth over next 20 years for cargo fleet.

Entry of the Company into the Market

The Company anticipates that it can offer a comprehensive, innovative approach to resolving the nation’s transportation crisis. And it proposes doing so without the necessity of the government increasing taxes at any level, or in any manner. In short, the Company suggests replacing public financing with private funding.

The primary competitive barrier most companies face in attempting to impact the nation’s infrastructure crisis is that they approach the overall problem in disparate segments. For example, one provider proposes building railroad cars, while another proposes laying tracks. A third is interested in depots, while a fourth focuses on accommodations. None bring a comprehensive plan for full-funding to the mix. On the other hand, the Company takes an intermodal approach to providing seamless service with a scale of economy. For example the high-speed rail plan will utilize existing rail rights-of-way to connect several metropolitan areas and states serving expanding populations.

The Company through related parties also foresees pursuing joint ventures with other industries related to the transportation industry. For example, HSR Technologies it is currently finalizing an arrangement with a major manufacturer of certain materials used in the construction of highways and other transportation systems. The discussions contemplate a two-fold transaction by which the Company would initially buy the manufacturing plant and then subsequently purchase the remaining non-cash assets of the company.

Competition

The Company may face significant competition from other companies that may be developing competing transportation systems.  The Company will, however, face competition in the allocation of monetary resources from governmental agencies, at the local, regional, state and federal levels. The Company believes that government agencies will strongly endorse its proposed plan for high-speed regional rail systems, but believes that, given the economic environment, there may be few or no funds available for such development.

Nevertheless, as an example, traditionally significant competition generally exists in the industry, from government agencies and entities. Due to the federal budgetary constraints, henceforth any completion would come from private or public entities. On the heels of the Department of Transportation’s recent request for high-speed rail proposals, its Federal Railroad Administration received 132 applications from 32 states totaling $8.8 billion. That was more than three times the $2.4 billion available. During the first round of awards in the fall of 2009, applicants submitted more than $55 billion in project proposals. That was nearly six times the initial $8 billion available from the American Recovery and Reinvestment Act. Unfortunately, due to federal budgetary setbacks, as of 2016, very little of this has come to fruition.

Trading Market

While there currently is no market for the shares, a market maker has filed the initial Form 15c2-11 with FINRA.

Employees

In addition to the Chief Executive Officer, the Company has a few paid employees and approximately twenty six other persons who are working on behalf of the Company to assist in the development of its initial high-speed rail project. None of these people currently receive salaries or other compensation. Certain employee salaries are being accrued. The Company has also issued stock to employees for their consulting and professional services. At the time the Company launches its planned IPO, the Company will pay these employees.

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

ITEM 2.  PROPERTIES

The Company’s offices are located at 2575 Eastern Blvd. Suite 211, York, Pennsylvania 17402. Its telephone number is (717) 701-7726. The Company moved into these offices in February 2014. The lease at its prior location was canceled without penalty.

ITEM 3.  LEGAL PROCEEDINGS

Legal Proceedings

There are currently no other pending, threatened or actual legal proceedings in which the Company is a party.

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

As of July 31, 2016 there were 1,042,334,483 shares of common stock issued and outstanding and 1,800,000 shares of preferred stock.

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

On November 11, 2015, the Company rescinded 60,000,000 shares of Class B common stock that had previously been issued to the former CFO for services as the former CFO did not fully perform on the original contract.

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

As of July 31, 2016, the period covered by this Report, the Company had 1,042,334,483 shares of common stock outstanding.

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

Discussion of Period Ended July 31, 2016

For the year ended July 31, 2016, the Company had total operating expenses of $7,778,084 and a net loss of $7,791,722.

Related Party Note

As of July 31, 2016, $960,967 is due to the majority shareholder (2015 – $528,552), of which $508,531 is unsecured, non-interest bearing, and due on demand and $11,829 is past due with an interest rate of 3%, $57,767 is due December 31, 2016, with an interest rate of 3%, $95,600 was due on October 26, 2016 with an interest rate of 2%, and $107,240 is due on March 1, 2017 with an interest rate of 7% and $180,000 is due on demand, with an interest rate of 4%.  At July 31, 2016, accrued interest on this loan is $14,068 (2015 - $506).

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Since its incorporation, the Company has developed its business plan, appointed officers and directors, engaged initial project consultants and entered into negotiations and contracts for related and ancillary business. The Company is in the process of developing proposals for high-speed rail service.

From conception to present Ameri Metro, Inc. (the “Company”) has contractually secured the Alabama Toll Project with Alabama Toll Facilities Inc.

•

Currently in a design phase for road and bridges.

•

Multi-Unit rail cars.

•

Secured the technology to manufacture railroad ties.

•

Relco for manufacturing train sets PRIVATE  LABEL "AMERI METRO " TRAIN SETS BUILD IN AMERICA BY AMERICAN COMPANY

•

Secured the technology to manufacture composite Rebar. (C RB).

•

Secured NASDAQ Trading symbol “ARMT”

•

Successfully Merged with public company

•

Secured the technology to manufacture composite debar.

Company is engaged in development of transportation complex which consist of toll road, inland port and airport.

1.

Toll road secured the construction contract to build 357 miles of toll road (ATFI).

2.

Design built inland port called Port De Claudius.

3.

Design built airport called Sarah Jewel Mathias International Airport (KSJM).

4.

Design built air cargo port called Port of Ostia.

5.

Design built railroad and train stations.

Since its inception, the Company has engaged Eastern Development and Design (ED&D) to do all the civil engineering work for the toll road, Port De Claudius, KSJM and Port of Ostia. ED&D is an experienced civil engineering company that has been operating since 1993. The Company has, via ED&D, engaged Armstrong

Consulting Inc., for the airport engineering and planning. Armstrong Consulting Inc. is an experienced airport planning and engineer design company. It will engineer and design standards from FAA AC150/5300-13 airport design and FAR PART 77. The Company has approached Boeing Aircraft Manufacturer to help launch air cargo operation at KSJM and Port of Ostia. Boeing has indicated that the Company should move forward with its business plan. The Company has engaged HSR Technologies/Relco to provide exclusive use of DMU rail technologies and use its know-how for manufacturing of train sets meeting the 49 CFR Part 238 compliant DMU in current venue service that meets or exceeds new Federal Rail Administration (FRA) and America Public Transportation Association (APTA) structural safety specification. Relco is a fifty year old company and has provided services for Union Pacific, CSXT, VNSF, KCS, CN and numerous others. The Company will build seventeen hundred miles of railroad tracks in parallel with ATFI. The Company will build four tracks north and south bound, two tracks for passengers’ services and two tracks for freight. The Company has engaged Volkmann Railroad Builders to construct the design built railroad. Volkmann is a thirty five year old company that has built railroads for NASA, the mining industry, oil and gas exploration and freight carriers. The Company has engaged consultants such as Transportation Economics Management System Inc. (TEMS). TEMS is a global transportation consulting firm. It is responsible for the transportation planning and system analysis, which includes the development of the passenger and freight forecasting models. The Company has engaged with Inchcape Shipping Services (ISS) to manage and act as port agent at Port Claudius and Port Of Ostia. ISS is a global operation from 65 counties, six hundred ports that directs traffic from sea and air cargo to and from the ports. They have been in business since 1875. The Company has engaged NP&G Innovations Inc. to manufacturer railroad ties for the company. NP&G is the original inventors of green technology railroad ties.

The Company has engaged HRS Technologies/Marshalls Composite Technologies LLC (MCT) to manufacture the composite rebar. MCT is the original developer of technology of the composite rebar. The Company will need approximately four hundred million linear feet of composite rebar to be use in building ATFI.

Project financing via bond

There are four non-profiting organizations:

1.

ATFI

2.

High Speed Rail Facilities Inc.

3.

High Speed Rail Facilities Provider Inc.

4.

Global Infrastructure Development & Finance Authority

High-Speed Rail Facilities, Inc. and High-Speed Rail Facilities Provider, Inc. take a comprehensive, intermodal approach to resolving the nation’s transportation crisis. And they propose doing so without the necessity of increasing taxes at any level, or in any manner. In short, they replace pubic financing with private funding.

High-Speed Rail Facilities, Inc. and High-Speed Rail Facilities Provider, Inc. are prepared to assume a “much larger role” with the Company. Having brought together the necessary technical and industrial components to begin work immediately, the Company need not engage in costly, time-consuming “pilot programs.” Our team of experts is prepared to move expeditiously forward on the widest variety of fronts, from site selection, to trainset construction, to building cooperative ventures with ancillary components of the transportation and accommodation industries nationwide. The Company takes an intermodal approach to providing seamless service with a scale of economy. Specifically, the Company’s paradigm anticipates a fundamental change in the manner in which passenger rail service will be provided. The high-speed rail plan will utilize existing rail rights-of-way to connect several metropolitan areas and states serving expanding populations. The major elements of the plan would include:

•

Use of existing rail rights-of-way to connect rural, small urban and major metropolitan areas;

•

Operation of a "hub-and-spoke" passenger rail system providing service to and through one or more major hubs to locations throughout the United States;

•

Introduction of modern trail equipment operating at speeds up to 110 mph;

•

Provision of multi-modal connections to improve system access;

•

Improvement in reliability and on-time performance;

•

Development or expansion of a feeder bus system linking outlying areas to railroad stations;

•

Acquiring new train equipment including train sets, including spares;

•

Communications Systems, and grade-crossing improvements;

•

Construction or improvement of railroad grade crossings and passenger stations. High-Speed Rail Facilities, Inc. and The High-Speed Rail Facilities Provider, Inc. are currently finalizing an arrangement with the Company.

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

Special purpose share:

As described below the class C and class D shares are special purpose shares in addition to purposes stated below company intend to utilize mechanism to purchase private actives and infrastructure bonds.

Certificate of Amendment of Certificate of Incorporation of Ameri Metro Inc. dated September 14, 2014 with the State of Delaware, Secretary of State, Division of Corporations, Under Article Four declares the following:

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

Class “C” a/k/a Equity Participation Dividend Shares “EPDS” 4,000,000,000 (Four Billion Class “C” common shares) with no voting rights but with dividend rights, par value $.000001. Company may issue these shares as it deems necessary, for the purposes including but not limited to: purchasing goods and services for Ameri Metro, Inc (“ARMT”); serving as an investment vehicle in acquisitions; for engaging in long term and short term joint ventures; for engaging in single purpose joint ventures; purchasing commodities, supplies, equipment and other tangible items for current and future projects; for engaging in like-kind exchanges as authorized by Internal Revenue Code Section 1031; for purchase of stocks and other securities; for purchase of real estate; for employee awards; and such other lawful purposes not in conflict with the said Board resolution, the Company Bylaws or applicable law and regulations.

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

 Issuing of Class “C” shares: Company for the purpose of the offering anticipates issuing of   Class “C” a/k/a Equity Participation Dividend Shares “EPDS” shares.

Company anticipates that it will issue shares to purchasing goods and services for Ameri Metro, Inc (“ARMT”); for engaging in long term and short term joint ventures; for engaging in single purpose joint ventures; purchasing commodities, supplies, equipment and other tangible items for current and future projects. Collectively called the investment activities

The Company has entered into an Agreement with HSRF Trust, a statutory as asset manager for fee HSRF Trust will hold shares for the company and will release to the market per the direction of the company.

Dividend payment policy: Ameri Metro, Inc anticipate 23% of the  net profits  from the activities  of investment by  issuing of  class “C” a/k/a equity participation dividend shares “EPDS” shares. Upon issuing of shares for the following purpose:

 Shares are serving as an investment vehicle in acquisitions; for engaging in long term and short term joint ventures; for engaging in single purpose joint ventures; purchasing commodities, supplies, equipment and other tangible items for current and future projects; for engaging in like-kind exchanges as authorized by Internal Revenue Code Section 1031; for purchase of stocks and other securities; for purchase of real estate. Issuing of such shares is called the investment activities.

Upon issuing of shares for the above purpose company Ameri Metro, Inc anticipate 23% of the net profits from the investment activities. Company will set aside 16% of the 23% net profits to the benefit of the Class “C” shareholders AND retain 7% onto itself AND 6% of the 16% will be held for future investments for the “EPDS” shareholders and 10% will be distributed as dividend to Class “C” a/k/a Equity Participation Dividend Shares “EPDS” shareholders.  Class “C” a/k/a Equity Participation Dividend Shares “EPDS” shareholders will receive 10% profit sharing from 6% investment pool over time.

 Voting rights: Class “C” a/k/a Equity Participation Dividend Shares “EPDS” shares (Have NO VOTING RIGHTS)

ARMT Class "C" Shares Illustration
Revenue over 30 years off typical $5 Bill project in AM pipeline		$27,000,000,000
Class C shares Purchased		$5,000,000,000
Bonds purchased		$5,000,000,000

Est. Net profit of REV for 30 yrs.	7%	$1,890,000,000

AM lic agreement percentage 25% of gross rev		$472,500,000
Net profit off project		$1,417,500,000
77% paid to supporting entities that constructed project for Ameri Metro		$1,091,475,000
23% 0f Net profit for Class C Shareholders and AM		$326,025,000
Dividend to Class C Shareholders @ 2.75% over 30 years		$4,125,000,000
23% Net Profit breakdown
16% 0f the 23% Net profit for benefit of Class C Shareholder and AM	69% of net profit	$224,957,250
AM 7% of 23% Net profits	31% of net profit	$101,067,750
Class C Shareholders profit sharing is 10% of 16%	63% net profit for benefit	$141,723,068
6 % of 16% profit sharing is held for reinvestment	37% net profit for benefit	$83,234,183
Earnings on remaining 6% @ 5% growth over 30 years		$87,395,892
10% Class C Shareholders Distribution of earnings and growth over 30 years		$8,739,589
90% of earnings and growth held for protection of investors		$78,656,302

	Class C ROI	4,275,462,657
	Principal	5,000,000,000

	Class C distributions over 30 years	9,275,462,657

	over 30 years accumulated	185.51%
	per year over 30 years	6.18%

	AM return	$573,567,750
	over 30 years accumulated	11.47%
		0.38%

	Retainage Fund	$78,656,302

Issuing of Class “D” shares: Class “D” a/k/a Equity Participation Shares “EPS” “D” common shares): Company for the purpose of the offering anticipates issuing of   Class “D” a/k/a Equity Participation Shares “EPS”a/k/a Equity Participation Dividend Shares “EPS” shares.

Company anticipates that it will issue shares to purchasing goods and services for Ameri Metro, Inc (“ARMT”); for engaging in long term and short term joint ventures; for engaging in single purpose joint ventures; purchasing commodities, supplies, equipment and other tangible items for current and future projects; The Company has entered into an Agreement with HSRF Trust, a statutory as asset manager for fee. HSRF Trust will hold shares for the company and will release to the market per the direction of the company.

ARMT Class "D" Shares Illustration
Revenue over 30 years off typical $5 Bill project in AM pipeline				$27,000,000,000
Class D shares Purchased				$5,000,000,000
Bonds purchased				$5,000,000,000

	Est Net profit of REV for 30 yrs.		7%	$1,890,000,000

AM lic agreement percentage 25% of gross rev				$472,500,000
Net profit off project				$1,417,500,000
70% paid to supporting entities that constructed project for Ameri Metro				$992,250,000
30% 0f Net profit for Class D Shareholders and AM				$425,250,000
30 % Net Profit breakdown
23% 0f the 30 % Net profit for benefit of Class D Shareholder		77% of net profit		$327,442,500
AM 7% of 30 % Net profits		23 % of net profit		$97,807,500

			Class D ROI	327,442,500
			Principal	5,000,000,000

		Class D distributions over 30 years		5,327,442,500

		over 30 years accumulated		106.55%
		per year over 30 years		3.55%

			AM return	$570,307,500
		over 30 years accumulated		11.41%
				0.38%
Note: Class D Shareholders will enjoy 100% of growth on their 23% of net profits

Dividend Payment Policy: Ameri Metro, Inc anticipate Issuing of Class “D” shares will yield 30% of the net profits from the investment activities.  Company will set aside 23% of net profits to the benefit of the Class “D” shareholders. And retain 7% of 30 % onto itself and 23% will be held for future investments for the shareholder, 23% reserves from the activities of investment held for future investments for the shareholder is equity appreciation.

Voting rights: shares : Class “D” a/k/a Equity Participation Shares “EPS” (“D” common shares)  shares have no voting rights and no dividend rights 30% OF THE  NET PROFITS  FORM THE ACTIVITIES  OF INVESTMENT held for future investments  for the shareholder IS Equity APPRECIATION As described above the class C and class D shares are special purposes shares in addition to purposes stated above company intend to utilize mechanism to issues shares to accredited investors the proceeds from the sale of class C and or class D shares will be used to purchase private activities and public infrastructure bonds.  Company’s recent 8K filing shows that $509 billion dollars in parallel infrastructure bonds on record.

For example:

Shares are serving as an investment vehicle in acquisitions; for engaging in long term and short term joint ventures; for engaging in single purpose joint ventures; purchasing commodities, supplies, equipment and other tangible items for current and future projects; for engaging in like-kind exchanges as authorized by Internal Revenue Code Section 1031; for purchase of stocks and other securities; for purchase of real estate. Issuing of such shares is called the investment activities.

Issuing of Class “C” shares a/k/a Equity Participation Dividend Shares “EPDS” shares. Company may issues service of class C shares with project pacific designation in the offering memorandum or prospectus. Under the Dividend payment policy the net profits from the joint venture investment activities in the bond will pay 2.75 % annual (Annual rate to be set by the company in the class C memorandum(s) of offering or prospectus(s)   payable every 90 days to the project pacific class C series of shares to the investors

 In addition to the joint venture benefits, company will set aside 16% of the 23% net profits to the benefit of the Class “C” shareholders. AND retain 7% onto itself AND 6% of the 16% will be held for future investments for the “EPDS” shareholders and 10% will be distributed as dividend to Class “C” a/k/a Equity Participation Dividend Shares “EPDS” shareholders in addition to receiving dividend form the set aside 16% of the 23%  net profits to the benefit of the Class “C” shareholders. And

Stock redemption policy for class C and D:

As noted above class C and D share are referred to as Special purpose shares in the event the shares are used to purchase privet actives and public infrastructures bonds or ancillary development bonds shares are retired and surrender to the company at same time as the retirements of the bonds. The redemption clause will be set in memorandum or offering documents.

Issuance of Bonds and benefit to the Company:

a.

Benefit to the company is that its customer is funded by the bond and the company will not have to carry the debt to finance the project. Therefore, the payment for its work is guaranteed.

b.

Company anticipates to purchase bonds with class C and D share sales. There are 506 billion dollars of bonds that are available for purchase.  Assuming Company executes on its vision, to purchase the bonds and that said bondshaving an interest rate of 3% annually, the Company offers the return to the class C and D shareholders.  The interest distribution being 2.75 % to Class C and D shareholders and .25% to the Company, together with other distribution clauses as stated above.  The company will own the bonds reflecting on its financial statements as cash flow/assets. In essence the potential $509 billion dollars’ worth of assets will be available to the Company, in exchange for the class C and D shares.

Infrastructure Market:

Globally, according to the McKinsey report, there is a $57 Trillion dollar market in infrastructure.  In the last 10 years the USA has fallen to the 17th ranking in the world as opposed to number one. The Bond Markets are strong for infrastructure projects, as states continue to look for PPP (Private Public Partnerships) to finance projects.  Company has positioned itself to bridge the gap.

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

The following discussion is contingent on subsequent financing being obtained.

On August 8, 2016, Company entered into a Material Definitive Agreement for construction (“Construction Agreement”) with Port De Claudius, Inc. (“PDC”). Pursuant to the Construction Agreement, the Company shall perform all tasks and actions required to develop and construct the Port Trajan Pa. commercial properties (the “Project”) and to secure the first and future phases of the financing applicable to the design, planning, engineering, and related soft and hard costs of the construction of the Project. Pursuant to the Construction Agreement, the specifications, designs, construction standards, subcontractor agreements, insurance requirements, hiring and employment policies and similar items shall be developed by the Company, subject to approval by PDC. The Company shall assure that the Project is constructed according to specifications and requirements imposed by the Pennsylvania Department of Transportation (PADOT) and the Federal Highway Administration. The Company shall supervise all phases of the construction of the Project, and it shall be responsible to PDC for all acts or omissions of its employees, subcontractors, agents, consultants and other parties under its control. The Company shall be responsible for assuring that the construction of the Project is performed in a good and workmanlike manner and in accordance with the highest standards of care for the industry.

The Project consists of two phases, phase one closing to take place on or before September 21, 2016 (“Phase One”) and phase two to take place on or before August 31, 2017. Phase One consists of land purchase and onsite /off site improvement and its estimated cost, for both phases, is Two Billion Dollars ($2,000,000 ,000), at cost plus forty percent (40%), plus two percent (2%) for the increase in inflation regardless of the cost to the Company to perform the required services. In no event will the profit to the Company from the amount paid by PDC be less than Eight Hundred Million Dollars ($800,000,000). A mobilization fee of $2,729,514 shall be due and payable by PDC to the Company upon the closing of Bond funding for Phase One.

On September 11, 2016, the Company entered into an agreement of sale and or assignment of assets in Phase One (the “Sale Agreement”) with Jewel's Real-Estate 10-86 Master LLLP (the “Seller”), Global Infrastructure Finance & Development Authority, Inc., division of Hi Speed Rail Facilities Inc. (the “Financier”), PDC, and HSRF Statutory Trust as Trustee (the "Trustee"), as dictated by the Construction Agreement. The Sale Agreement was thereafter amended on September 13, 2016, in order to change the closing date of the transaction to October 14, 2016. Pursuant to the Sale Agreement, the Company and the Seller shall sell and assign all rights, title and interest in and to any contractual agreements to PDC on completion of Phase One, as governed by the Construction Agreement. The cost of Phase One is $950,000,000. The net Phase One revenue to the Company is $66,719,514

On September 21, 2016, the closing of the transaction took place.

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

Revenue recognition

The Company has yet to realize significant revenues from operations. The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is collection is reasonably assured.

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

Discussion for the Fiscal Years Ended July 31, 2016 and 2015

Total assets of the Company were $41,023 as at July 31, 2016 as compared to total assets of $2,101 as at July 31, 2015.  Total current assets at July 31, 2016 was $35,838 as compared to current assets of $nil as at July 31, 2015.

Total operating expenses increased to $7,778,084 for the fiscal year ended July 31, 2016 from $5,228,813 for the fiscal year ended July 31, 2015.  The increase was due to additional accrual of directors’ fees and officer payroll and increases in professional fees during the year ended July 31, 2016. Loss from operations was $7,778,084 for the fiscal year ended July 31, 2016 compared to $5,228,813 for the fiscal year ended July 31, 2015.

Liquidity: The Company has no continuous methods of generating cash other than the sale of its stock.

Capital Resources: The Company did not incur any capital expenditures other than the purchase of office supplies and computer equipment.

Results of Operations: The Company completed no sales and received no revenues since inception other than from the sale of its securities. The Company does not anticipate that it will generate revenue sufficient to cover its operating expenses until the development of its business plan. As at July 31, 2016, the Company has a working capital deficiency of $16,319,435 and has accumulated losses of $21,850,223 since inception. The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts. These factors create substantial doubt about the Company’s ability to continue as a going concern.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERI METRO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Ameri Metro Inc.:

We have audited the accompanying consolidated balance sheets of Ameri Metro Inc. as of July 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameri Metro Inc. as of July 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of July 31, 2016, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

November 3, 2016

F-1

AMERI METRO, INC.

CONSOLIDATED BALANCE SHEET

	July 31, 2016	July 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$ 27,160	$ –
Prepaid expenses	8,678	–

Total current assets	35,838	–

Office equipment, net	2,245	601
Prepaid expenses and deposits	2,940	1,500

Total Assets	$ 41,023	$ 2,101

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Bank indebtedness	$ –	$ 528
Accounts payable	1,069,608	272,972
Accrued expenses	14,320,245	7,704,828
Due to related parties	1,050	250
Loans payable – related parties	960,967	528,552
Loans payable	3,403	3,403

Total Liabilities	16,355,273	8,510,533

Stockholders’ Deficit
Preferred stock, par value $.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding (1,800,000 – 2015)	2	2
Common stock class A, par value $.000001, 7,000,000 shares authorized, 1,600,000 shares issued and outstanding (6,400,000 – 2015)	1	6
Common stock class B, par value $.000001, 4,000,000,000 shares authorized, 987,934,483 shares issued and outstanding (1,093,876,626 – 2015)	988	1,094
Common stock class C, par value $.000001, 4,000,000,000 shares authorized, 4,800,000 shares issued and outstanding (nil – 2015)	5	–
Common stock class D, par value $.000001, 4,000,000,000 shares authorized, 48,000,000 shares outstanding (nil – 2015)	48	–
Additional paid in capital	5,581,929	5,595,967
Stock subscriptions receivable	(47,000)	(47,000)
Accumulated deficit	(21,850,223)	(14,058,501)

Total Stockholders’ Deficit	(16,314,250)	(8,508,432)

Total Liabilities and Stockholders’ Deficit	$ 41,023	$ 2,101

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended July 31, 2016	Year ended July 31, 2015

OPERATING EXPENSES
Professional fees	$ 843,418	$ 37,400
Directors fees	1,950,750	1,339,868
Depreciation	422	319
General & administrative	628,958	460,918
Officer payroll	4,354,536	3,390,308

TOTAL OPERATING EXPENSES	7,778,084	5,228,813

LOSS FROM OPERATIONS	(7,778,084)	(5,228,813)

OTHER INCOME (EXPENSE)
Franchise tax recovery (expense)	–	(180,000)
Interest expense	(13,633)	(474)
Termination fee	(5)	(427)

TOTAL OTHER INCOME (EXPENSE)	(13,638)	(180,901)

NET LOSS	$ (7,791,722)	$ (5,409,714)

LOSS PER SHARE (BASIC AND DILUTED)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	1,060,109,184	1,016,009,671

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JULY 31, 2016 AND JULY 31, 2015

	Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Preferred Stock		Additional Paid in	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, July 31, 2014	6,400,000	$ 6	934,526,724	$ 935	–	$ –	–	$ –	1,800,000	$ 2	$ 5,554,659	$ (47,000)	$ (8,648,787)	$ (3,140,185)
Shares unissued per partial stock split	–	–	(6,051,000)	(6)	–	–	–	–	–	–	6	–	–	–
Shares issued for compensation	–	–	164,219,942	164	–	–	–	–	–	–	40,876	–	–	41,040
Shares issued for termination fee	–	–	1,708,960	2	–	–	–	–	–	–	425	–	–	427
Shares reinstated as shares were cancelled in error in 2014	–	–	2,000	–	–	–	–	–	–	–	–	–	–	–
Shares rescinded for services	–	–	(530,000)	(1)	–	–	–	–	–	–	1	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(5,409,714)	(5,409,714)
					–	–	–	–
Balance, July 31, 2015	6,400,000	$ 6	1,093,876,626	$ 1,094	–	$ –	–	$ –	1,800,000	$ 2	$ 5,595,967	$ (47,000)	$ (14,058,501)	$ (8,508,432)
Reclassification of Class B shares to Class D	–	–	(48,000,000)	(48)	–	–	48,000,000	48	–	–	–	–	–	–
Reclassification of Class A shares to Class C	(4,800,000)	(5)	–	–	4,800,000	5	–	–	–	–	–	–	–	–
Shares issues for partial stock-split	–	–	3,375,000	3	–	–	–	–	–	–	(3)	–	–	-
Shares reinstated as shares were cancelled in error in 2015	–	–	20,000	–	–	–	–	–	–	–	–	–	–	–
Shares issued for compensation	–	–	3,020,000	3	–	–	–	–	–	–	752	–	–	755
Shares cancelled	–	–	(64,357,143)	(64)	–	–	–	–	–	–	(15,156)	–	–	(15,220)
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	369	–	–	369
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(7,791,722)	(7,791,722)
					–	–	–	–
Balance, July 31, 2016	1,600,000	$ 1	987,934,483	$ 988	4,800,000	$ 5	48,000,000	$ 48	1,800,000	$ 2	$ 5,581,929	$ (47,000)	$ (21,850,223)	$ (16,314,250)

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended July 31, 2016	Year ended July 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (7,791,722)	$ (5,409,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for services	750	41,040
Issuance of stock for termination fees	5	427
Cancellation of stock issued for services	(15,220)	–
Depreciation expense	422	319
Stock-based compensation	369	–

Change in operating assets and liabilities:
Prepaid expense and deposits	(10,118)	–
Accounts payable	796,636	171,478
Accrued expenses	6,615,417	5,149,951

Cash flows used in operating activities	(403,461)	(46,499)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,066)	–

Cash flows used in investing activities	(2,066)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	(528)	528
Repayment of loan payable		(600)
Proceeds from related party loans	465,193	44,130
Repayment of related party loans	(32,778)	–
Due to related parties	800	250

Cash flows provided by financing activities	432,687	44,308

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,160	(2,191)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	–	2,191

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 27,160	$ –

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuable common stock – Class B	$ –	$ 6

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

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

NOTE 2 –GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at July 31, 2016, the Company has a working capital deficiency of $16,319,435 and has accumulated losses of $21,850,223 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

The financial position, results of operations and cash flows as of, and for the period reported include only the results of operations for AMI as GTI was not formed until December 1, 2010, and was inactive for the period from December 1, 2010 to July 31, 2016.

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

The Company's financial instruments consist of cash and cash equivalents, accounts payable, amounts due to related parties, loans payable, and loans payable to related parties. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment

The capital assets are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes. Office equipment has a useful life of five years.

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of July 31, 2016, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Due to a loss for the year ended July 31, 2016 the outstanding options are anti-dilutive. The Company has more than one class of common stock outstanding. However, the dividend rate of each outstanding class of common stock is equal. Therefore, the net loss per common shares is the same for each class of common stock.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of July 31, 2016 and 2015:

	July 31, 2016	July 31, 2015
Office equipment	$ 3,663	$ 1,597
Less: accumulated depreciation	(1,418)	(996)
Property and equipment, net	$ 2,245	$ 601

Depreciation expense totaled $422 and $319 for the years ended July 31, 2016 and 2015, respectively.

NOTE 5 – DUE TO RELATED PARTIES

At July 31, 2016, the Company is indebted to three directors of the Company for $1,050 (2015 - $250) for expenditures incurred on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

NOTE 6 – LOANS PAYABLE – RELATED PARTIES

As of July 31, 2016, $960,967 (2015 - $528,552) is due to the majority shareholder, of which $508,531 is unsecured, non-interest bearing and due on demand, $11,829 is past due with an interest rate of 3%, $57,767 is due December 31, 2016, with an interest at 3%, $95,600 is due on October 26, 2016, with an interest rate of 2%, $107,240 is due on March 1, 2017, with an interest rate of 7% and $180,000 is due on demand, with an interest rate of 4%.  At July 31, 2016, accrued interest on these loans is $14,068 (2015 - $506).

NOTE 7 – LOAN PAYABLE

On January 30, 2014, the Company entered into a short-term loan with a non-related party.  The Company was loaned $6,000 from an investment company, the repayment terms are 3% interest with a maturity date of April 30, 2015.  The Company has repaid $2,597 as of July 31, 2016. At July 31, 2016, accrued interest on these loans is $277 (2015 - $206). At July 31, 2016, this loan is past due.

NOTE 8 – CAPITAL STOCK

The total number of shares of stock which the corporation shall have the authority to issue is 12,207,000,000 (Twelve billion Two hundred and Seven million) shares, consisting of 12,007,000,000 (Twelve billion Seven million) shares of Common Stock having a par value of $.000001 per share and 200,000,000 (Two hundred million) shares of Preferred Stock having a par value of $.000001 per share.

Preferred Shares: 200,000,000 (Two hundred Million) par value $0.000001 per share. There are 1,800,000 shares of preferred stock outstanding at July 31, 2016.

Class “A” 7,000,000 (Seven Million Class “A” common shares) these shares have 1000:1 voting right compared to all other Class of shares and have equal dividend rights as all other Class of shares, par value $0.000001. There are 1,600,000 post-split shares of Class A common stock outstanding at July 31, 2016.

Class “B” 4,000,000,000 (Four Billion Class “B” common shares) with voting and dividend rights, par value $0.000001 per share. There are 987,934,483 post-split shares of Class B common stock outstanding at July 31, 2016.

Class “C” a/k/a Equity Participation Dividend Shares “EPDS” 4,000,000,000 (Four Billion Class “C” common shares) with no voting rights but with dividend rights, par value $0.000001 per share. The Company may issue these shares as it deems necessary, for the purposes including but not limited to: purchasing goods and services for the Company; serving as an investment vehicle in acquisitions; for engaging in long term and short term joint ventures; for engaging in single purpose joint ventures; purchasing commodities, supplies, equipment and other tangible items for current and future projects; for engaging in like-kind exchanges as authorized by Internal Revenue Code Section 1031; for purchase of stocks and other securities; for purchase of real estate; for employee awards; and such other lawful purposes not in conflict with the said Board resolution, the Company Bylaws or applicable law and regulations. There are 4,800,000 post-split shares of Class C common stock outstanding at July 31, 2016.

Class “D” a/k/a Equity Participation Shares “EPS” 4,000,000,000 (Four Billion Class “D” common shares) with no voting rights and no dividend rights, par value $0.000001 per share. The Company may issue these shares as its currency as it deems necessary, for the following purposes but not limited to: purchasing goods and services for the Company; serving as an investment vehicle in acquisitions; for engaging in long term and short term joint ventures; for engaging in single purpose joint ventures; purchasing commodities, supplies, equipment and other tangible items for current and future projects; for engaging in like-kind exchanges as authorized by Internal Revenue Code Section 1031; for purchase of stocks and other securities; for purchase of real estate; for employee awards; and such other lawful purposes not in conflict with the said Board resolution, the Company Bylaws or applicable law and regulations. There are 48,000,000 post-split shares of Class D common stock outstanding at July 31, 2016.

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

NOTE 9 – STOCK OPTIONS

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

On March 8, 2016, the Company granted 8,000,000 stock options to 4 officers and directors of the Company, exercisable at $42 per share and expire on March 8, 2026.  The 8,000,000 options vest according to the following schedule: 3,200,000 options vest immediately and 800,000 vest annually for the next 6 years.  The weighted average grant date fair value of stock options granted during the year ended July 31, 2016 was $0.00009.  During the year ended July 31, 2016, the Company recorded stock-based compensation of $369 (2015 - $nil), as officer payroll on the consolidated statement of operations.

A summary of the Company’s stock option activity is as follow:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $
Outstanding, July 31, 2014 and 2015	–	–

Granted	8,000,000	42.00

Outstanding, July 31, 2016	8,000,000	42.00	9.61	–

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended July 31, 2016	Year Ended July 31, 2015

Expected dividend yield	0%	–
Expected volatility	150%	–
Expected life (in years)	10	–
Risk-free interest rate	1.83%	–

A summary of the status of the Company’s non-vested stock options as of July 31, 2016, and changes during the year period ended July 31, 2016, is presented below:

Non-vested options	Number of Options	Weighted Average Grant Date Fair Value $

Non-vested at July 31, 2014 and 2015	–	–

Granted	8,000,000	0.00009
Vested	(3,200,000)	0.00009

Non-vested at July 31, 2016	4,800,000	0.00009

At July 31, 2016, there was $374 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan.  There was $nil intrinsic value associated with the outstanding stock options at July 31, 2016.

NOTE 10 – INCOME TAXES

For the year ended July 31, 2016, the Company has net losses in addition to prior years’ net taxable losses, the result is a net taxable loss carry-forward, and therefore the Company has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved. For the years ended July 31, 2016, and 2015, the cumulative net operating loss carry-forward from operations is approximately $21,786,000 and $13,995,000; respectively, and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2016	July 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$ 7,407,300	$ 4,758,300
Valuation allowance	(7,407,300)	(4,758,300)
Net deferred tax asset	$ –	$ –

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

The Company has entered into an employment agreement with the former Chief Financial Officer (the “CFO”) with an effective date of December 3, 2014.  The term of the employment agreement is 3 years, with an annual base salary of $350,000.  The former CFO is also entitled to 60,000,000 post-split shares of Class “B” common stock as a signing bonus.  On December 30, 2014, the Company issued 60,000,000 post-split shares of Class “B” common stock to the former CFO.  On November 11, 2015, the former CFO resigned and the Company rescinded 60,000,000 post-split shares of Class B common stock that had been issued as the former CFO did not fully perform on his employment agreement.

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

The Company entered into an employment agreement with the Chief Financial Officer (the “CFO”) with an effective date of August 4, 2015.  The term of the employment agreement is 3 years, with an annual base salary of $350,000.  On March 17, 2016, the term of the agreement was extended to July 31, 2021 and the annual base salary was increased to $500,000.

The Company entered into an employment agreement with the Chief Operating Officer (the “COO”) with an effective date of August 4, 2015.  The term of the employment agreement is 3 years, with an annual base salary of $375,000.  On March 17, 2016, the term of the agreement was extended to July 31, 2021 and the annual base salary was increased to $500,000.

The Company entered into an employment agreement with the Chief General Counsel with an effective date of August 4, 2015.  The term of the employment agreement is 3 years, with an annual base salary of $500,000.  On March 17, 2016, the term of the agreement was extended to July 31, 2021.

The Company entered into eleven directorship agreements with eleven directors of the Company with an effective date of August 1, 2015.  The initial term of the directorship agreements is one year, with an annual base salary of $150,000.  Each of the eleven directors is also entitled to 1,000,000 post-split shares of Class B common stock. On August 31, 2015 and September 10, 2015, the Company issued 1,000,000 post-split shares and 2,000,000 post-split shares of Class B common stock to the three directors, respectively.  On March 17, 2016, the term of the agreements was extended to July 31, 2021.

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Operating Lease

On April 30, 2014, the Company terminated its existing office space lease, and entered into a new month to month rent agreement for office space. The new agreement which commenced on November 1, 2015, calls for monthly rent payments of $1,440. The terminated lease agreement has not been resolved as to payment of existing amounts due in cash or stock, or as to any early termination fees.  As of July 31, 2016, no stock has been issued in payment of rent.

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

Pursuant to the Agreement, the Company was appointed as the agent and representative of GIF&DA to facilitate GIF&DA in securing the first and future phases of financing the project and the construction of the project.  The Company shall receive 1.5% the face amount of each master trust indenture (bond indenture) in consideration for arranging financing and developing the sponsorship mechanism of the project.  The term of the Agreement shall continue until the completion of the project.  At July 31, 2016, the Company has not secured any financing for GIF&DA.

Stock Split

In connection with the stock split, some shareholders did not respond or pay the transfer agent fee by the deadline. As a result, these shareholders were not issued the additional shares. At some point, the Company may be required to issue an additional 2,736,000 of Class B common stock in connection with this stock split.

NOTE 12 – SUBSEQUENT EVENTS

On August 4, 2016 the Company issued 129,104 common shares to correct the amount of shares issued to a shareholder as a result of the forward stock split.

On August 8, 2016, Company entered into a Material Definitive Agreement for construction (“Construction Agreement”) with Port De Claudius, Inc. (“PDC”). Pursuant to the Construction Agreement, the Company shall perform all tasks and actions required to develop and construct the Port Trajan Pa. commercial properties (the “Project”) and to secure the first and future phases of the financing applicable to the design, planning, engineering, and related soft and hard costs of the construction of the Project. Pursuant to the Construction Agreement, the specifications, designs, construction standards, subcontractor agreements, insurance requirements, hiring and employment policies and similar items shall be developed by the Company, subject to approval by PDC. The Company shall assure that the Project is constructed according to specifications and requirements imposed by the Pennsylvania Department of Transportation (PADOT) and the Federal Highway Administration. The Company shall supervise all phases of the construction of the Project, and it shall be responsible to PDC for all acts or omissions of its employees, subcontractors, agents, consultants and other parties under its control. The Company shall be responsible for assuring that the construction of the Project is performed in a good and workmanlike manner and in accordance with the highest standards of care for the industry.

The Project consists of two phases, phase one closing to take place on or before September 16, 2016 (“Phase One”) and phase two to take place on or before August 31, 2017. Phase One consists of land purchase and onsite /off site improvement and its estimated cost, for both phases, is Two Billion Dollars ($2,000,000,000), at cost plus forty percent (40%), plus two percent (2%) for the increase in inflation regardless of the cost to the Company to perform the required services. In no event will the profit to the Company from the amount paid by PDC be less than Eight Hundred Million Dollars ($800,000,000). A mobilization fee of $2,729,514 shall be due and payable by PDC to the Company upon the closing of Bond funding for Phase One.

NOTE 12 – SUBSEQUENT EVENTS (CONTINUED)

On September 11, 2016, the Company entered into an agreement of sale and or assignment of assets in Phase One (the “Sale Agreement”) with Jewel's Real-Estate 10-86 Master LLLP (the “Seller”), Global Infrastructure Finance & Development Authority, Inc., division of Hi Speed Rail Facilities Inc. (the “Financier”), PDC, and HSRF Statutory Trust as Trustee (the "Trustee"), as dictated by the Construction Agreement. The Sale Agreement was thereafter amended on September 13, 2016, in order to change the closing date of the transaction to October 14, 2016. Pursuant to the Sale Agreement, the Company and the Seller shall sell and assign all rights, title and interest in and to any contractual agreements to PDC on completion of Phase One, as governed by the Construction Agreement. The cost of Phase One is $950,000,000. The net Phase One revenue to the Company is $66,719,514

.

On September 27, 2016, Company filed an 8K report in relation to the above transaction.

NOTE 12 – SUBSEQUENT EVENTS

The following discussion is contingent on subsequent financing being obtained.

On August 8, 2016, Company entered into a Material Definitive Agreement for construction (“Construction Agreement”) with Port De Claudius, Inc. (“PDC”). Pursuant to the Construction Agreement, the Company shall perform all tasks and actions required to develop and construct the Port Trajan Pa. commercial properties (the “Project”) and to secure the first and future phases of the financing applicable to the design, planning, engineering, and related soft and hard costs of the construction of the Project. Pursuant to the Construction Agreement, the specifications, designs, construction standards, subcontractor agreements, insurance requirements, hiring and employment policies and similar items shall be developed by the Company, subject to approval by PDC. The Company shall assure that the Project is constructed according to specifications and requirements imposed by the Pennsylvania Department of Transportation (PADOT) and the Federal Highway Administration. The Company shall supervise all phases of the construction of the Project, and it shall be responsible to PDC for all acts or omissions of its employees, subcontractors, agents, consultants and other parties under its control. The Company shall be responsible for assuring that the construction of the Project is performed in a good and workmanlike manner and in accordance with the highest standards of care for the industry.

The Project consists of two phases, phase one closing to take place on or before September 21, 2016 (“Phase One”) and phase two to take place on or before August 31, 2017. Phase One consists of land purchase and onsite /off site improvement and its estimated cost, for both phases, is Two Billion Dollars ($2,000,000 ,000), at cost plus forty percent (40%), plus two percent (2%) for the increase in inflation regardless of the cost to the Company to perform the required services. In no event will the profit to the Company from the amount paid by PDC be less than Eight Hundred Million Dollars ($800,000,000). A mobilization fee of $2,729,514 shall be due and payable by PDC to the Company upon the closing of Bond funding for Phase One.

On September 11, 2016, the Company entered into an agreement of sale and or assignment of assets in Phase One (the “Sale Agreement”) with Jewel's Real-Estate 10-86 Master LLLP (the “Seller”), Global Infrastructure Finance & Development Authority, Inc., division of Hi Speed Rail Facilities Inc. (the “Financier”), PDC, and HSRF Statutory Trust as Trustee (the "Trustee"), as dictated by the Construction Agreement. The Sale Agreement was thereafter amended on September 13, 2016, in order to change the closing date of the transaction to October 14, 2016. Pursuant to the Sale Agreement, the Company and the Seller shall sell and assign all rights, title and interest in and to any contractual agreements to PDC on completion of Phase One, as governed by the Construction Agreement. The cost of Phase One is $950,000,000. The net Phase One revenue to the Company is $66,719,514.

On September 21, 2016, the closing of the transaction took place.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

Pursuant to Rules adopted by the Securities and Exchange Commission. The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules.  This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s principal financial officer.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.  Based upon that evaluation, the CFO believes that the Company’s disclosure controls and procedures are not totally effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely.  The officer is directly involved in operations of the Company.  The Company has hired outside professionals to assist in such preparation, analysis and filing.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s chief financial officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting  as of July 31, 2016, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2016, based on those criteria. The Company’s management has identified material weaknesses in its internal control over financial reporting related to the following matters:

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

[53]

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers as of November 4, 2015:

Name	Age	Position	Commencement Date
Debra Mathias	58	Director, CEO	21-Apr-14
James Becker	55	Director, President	2-Oct-14
Steve Trout	58	Director, Secretary/Treasurer	12-Jun-12
Shahjahan C. Mathias	50	Director	12-Jun-12
Donald E. (“Nick”) Williams, Jr.	58	Director	12-Jun-12
Keith A. Doyle	56	Director	12-Jun-12
Robert Todd Reynold	55	Director	29-May-14
Suhail Matthias	57	Director	1-Sep-12
James Kingsborough	57	Director	19-May-14
J. Harold Hatchett III	55	Director, CFO	4-Aug-15
Ron Silberstein	59	Director, COO	4-Aug-15
John Thompson	70	Director, General Counsel	4-Aug-15
Robert Choiniere	61	Director (Independent)	19-Oct-16
Bryan Elicker	55	Director (Independent)	19-Oct-16
Joseph Hackett	61	Director (Independent)	19-Oct-16

[54]

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

[55]

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

James D. Kingsborough, a director. Mr. Kingsborough is a graduate of Shippensburg University BSBA degree, majored in marketing, and graduated 1979. He worked for several roofing companies with responsibilities ranging from technical, to architectural calls, to sales representative. In 1991 he started Kingsborough & Associates.  Over the years he became partner is Division 7 Roof Spec. Currently he is a partner in Division 7 Roof Spec and Exterior Building Solutions LLC.  They are manufacturer’s representatives for several companies mostly in the commercial roofing market and some residential and cover from Altoona PA to Atlantic City NJ.  Mr. Kingsborough is also a partner in Business Airport of Carlisle, Inc.  The Carlisle Airport is a private owned, public use airport with about 60 based aircraft.

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

J Harold Hatchett III, Chief Financial Officer and a director.  Mr. Hatchett has worked for several major corporations such as Royal Dutch Shell, Bertelsmann Music Group, Aetna and Heritage Inks International (a Citicorp Venture Capital company) over his 30+ year career.  He has recently served as Group Managing Partner and CFO for OCTCET Inc., from August 2012 to present.  Mr. Hatchett served a Shell CFO of Upstream Americas, from April 2011 to May 2012; Shell COO Business Services, UK, from April 2000 to July 2003.  Shell VP Investor Relations Americas, from October 2003 to June 2011; and Shell VP External Engagement Strategy, from July 2011 to April 2012.  Mr. Hatchett serves on the Executive Advisory Board of the School of Business and Economics at North Carolina A&T University and Longwood University.  He is a Board of Directors member of the Executive Leadership Council.  Also, he is a former Board of Directors member of Affinity Health Plan in NY and served as Treasurer.  He is a graduate of Longwood University, BS, Finance & Accounting.

Ron Silberstein, Chief Operating Officer and a director.  Mr. Silberstein, a Certified Public Accountant and a Certified Franchise Executive, was previously Managing Member of the Silberstein Ungar, PLLC CPA firm, from August 2010 to July 2014 and has extensive experience with entrepreneurial companies, having worked with them either as clients or as a C-level executive for more than 30 years. He is a 1979 graduate of the University of Michigan Ross School of Business.

[56]

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

Robert Choiniere, CFP®, President of Audit Committee.  Mr. Choiniere is a Certified Financial Planner Professional®. In 2005 he founded and is President of an independent Registered Investment Advisor firm headquartered in Pennsylvania.  Previously he was Director of Planning for a national transportation engineering firm, specializing in project planning and financial feasibility for major transportation projects.  Mr. Choiniere is a NAPFA-Registered Financial Advisor, is a member of the National Association of Tax Professionals, and a 1978 graduate of Florida Institute of Technology.

Bryan Elicker  spent 30+ years in the funeral supply industry beginning in the factory at York Casket Company in York, PA. He eventually became a principal of York Casket’s biggest distributor – a multi-location, York, PA – based company servicing the entire Northeastern part of the United States.  Bryan now holds the position of Chief Operating Officer at BAPS Auto Paint & Supply based in York, PA. BAPS is a family-owned, regional distributor of PPG & 3M products servicing the auto collision industry with locations from Virginia to Massachusetts. BAPS won the highly prestigious and coveted PPG Platinum Distributor of the Year Award in 2015 which is given to the premiere PPG distributor in the United States.

Joseph Hackett, Joe created managed and supervised several private banking groups as the organizations he worked with expanded their markets.  Given Joe's 20 plus year commercial middle market lending background he focused initially on lending as a way to quick profitability then moved to the investment and planning aspects deepening the relationships and the accompanying profitability.

The planning process resulted in the identification of several new revenue sources as Joe looked for ways to bring unique ideas to their clients. These included angel investing, enterprise risk captives, and structured sales of client business and real estate holdings.  These tax deferral strategies represented up to a 20% increase in investment dollars to be managed.

Joe continues to grow the planning and investment focus through his company AIM Advisors.

None of the officers or directors of the Company has been a convicted in a criminal proceeding or named in a pending criminal proceeding.

Committees and Terms

The Board of Directors (the “Board”) established an audit committee on October 19, 2016, to be effected November 1st 2016 consisting of three of its independent directors. The Company will notify its shareholders for an annual shareholder meeting and that they may present proposals for inclusion in the Company’s proxy statement to be mailed in connection with any such annual meeting; such proposals must be received by the Company at least 90 days prior to the meeting. No other specific policy has been adopted in regard to the inclusion of shareholder nominations to the Board of Directors.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company.  The Company's board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly.  Based on this review, the board has determined they have four independent directors.

[57]

Corporate Governance

The Company has recently enacted an audit committee consisting of its three new independent directors of the board of directors.  The Company’s board of directors consists of fifteen directors including three independent directors.  The Company’s audit committee consists of its three independent directors. At such time that the Company has a larger board of directors and commences activities, the Company will propose creating additional committees of its board of directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

Remuneration of Officers: Summary Compensation Table

No executive officer has received cash compensation in the Company's fiscal year. The Company started accruing salaries and fees for certain employees, officers and directors in 2013. The Company has also issued stock to employees for their consulting and professional services. At the time the Company launches its planned IPO, the Company will pay these employees, officers and directors.

Anticipated Officer and Director Remuneration

The Company has not paid any cash compensation to any officer. The Company intends to pay annual salaries to all its officers and will pay an annual stipend to its directors as soon as possible. The Company has signed employment agreements with the Founder and CEO who will receive compensation equal to $1,200,000 per annum plus stock awards, The Company is now accruing compensation to its other key executive officers, including its Chief Financial Officer, Chief Operating Officer, and Chief Legal Counsel compensation equal to $500,000 per annum plus stock awards.  The Company will pay its officers their accrued salary at such time, if ever when it successfully launches its IPO. The Company issues to certain directors for their service to the Company. Although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program.  The Company also accrues compensation to its directors at $150,000 per annum, except certain independent directors which may receive compensation up to $120,000 per annum.

							No equity	Nonqualified
				Stock awards		Option	Incentive plan	compensation	All Other
Name and Title	Year	Salary	Bonus	#	$	awards	compensation	earnings	compensation	Total
Shah Mathias (1)	2014	$1,200,000	$0	6,400,000(1)	$1,600	$0	$0	$0		$1,201,600
Founder	2015	$1,200,000	$0	88,000,000 (2)	$22,000	$0	$0	$0	$0	$1,222,000
	2016	$1,200,000	$0			$0	$0	$0	$0	$1,200,000
Debra Mathias	2014	$1,200,000	$0	1,000,000		$0	$0	$0	$150,000	$1,350,000
Chairman, CEO	2015	$1,200,000	$0	4,000,000 (3)	$1,000	$0	$0	$0	$150,000	$1,351,000
	2016	$1,200,000	$0	0	$0	$0	$0	$0	$150,000	$1,351,000
James Becker	2014	$0	$0			$0	$0	$0	$30,000	$30,000
President and Director	2015	$290,308	$0	-0-	$0	$0	$0	$0	$124,418	$414,726
	2016	$350,000	$0	-0-	$0	$0	$0	$0	$150,000	$500,000
Naresh Mirchandani
former CFO	2014		$0			$0	$0	$0
and Director	2015	$350,000	$0	60,000,000 (4)	$15,000	$0	$0	$0	$150,000	$515,000
Steve Trout	2014		$0			$0	$0	$0	$150,000	$150,000
Secretary/Treasurer	2015	$350,000	$0	-0-	$0	$0	$0	$0	$150,000	$500,000
and Director	2016	$350,000	$0	-0-	$0	$0	$0	$0	$150,000	$500,000
Shahjahan Mathias	2014		$0			$0	$0	$0	$150,000	$150,000
Vice Chairman ,	2015	$0	$0	-0-	$0	$0	$0	$0	$150,000	$150,000
and Director	2016	$0	$0	-0-	$0	$0	$0	$0	$150,000	$150,000
Donald Williams	2014		$0			$0	$0	$0	$120,000	$150,000
Independent Director	2015		$0	4,400,000 (3)		$0	$0	$0	$120,000	$150,000
	2016	$0	$0	-0-	$0	$0	$0	$0	$120,000	$150,000
Keith Doyle,	2014		$0			$0	$0	$0	$150,000	$150,000
Director	2015	$0	$0	-0-	$0	$0	$0	$0	$150,000	$150,000
	2016	$0	$0	-0-	$0	$0	$0	$0	$150,000	$150,000
Suhail Matthias,	2014		$0			$0	$0	$0	$150,000	$150,000
Director	2015	$0	$0	4,440,000	$0	$0	$0	$0	$150,000	$150,000
	2016	$0	$0	-0-	$0	$0	$0	$0	$150,000	$150,000
R. Todd Reynold,	2014	$41,014	$0			$0	$0	$0	$150,000	$191,014
Director	2015	$60,000	$0	4,000,000(3)	$1,000	$0	$0	$0	$150,000	$211,000
	2016	$268,333	$0		$0	$0	$0	$0	$150,000	$418,333
James Kingsborough	2014	$0	$0	-0-		$0	$0	$0	$150,000	$150,000
Director	2015	$0	$0	4,000,000(3)	$1,000	$0	$0	$0	$150,000	$150,000
	2016	$0	$0	-0-	$0	$0	$0	$0	$150,000	$150,000
Ian Whelan	2015	$0	$0	1,000,000(5)	$250	$0	$0	$0	$12,500	$12,750
Former Director

Ronald Silberstein	2016	$421,789	$0	1,000,000(5)	$250	$0	$0	$0	$150,000	$572,039
Director
J Harold Hatchett III	2016	$406,284	$0	1,000,000(5)	$250	$0	$0	$0	$150,000	$556,534
Director
John Thompson	2016	$500,000	$0	1,000,000(5)	$250	$0	$0	$0	$150,000	$650,250
Director

[59]

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

(4) Naresh Mirchandani was issued 60,000,000 post-split share of Class B common stock as signing bonus” pursuant to his employment agreement.  On November 11, 2015, the 60,000,000 shares were cancelled as he did not fully perform his duties pursuant to the agreement.

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

Name and Position	Shares Owned Before Offering	Percent of Class	Shares Owned After Offering (2)	Percent of Class
Shah Mathias, Founder	989,200,000	94.90%	928,400,000	89.10%
James Becker, Director, President	4,400,000	*	4,400,000	*
Steve Trout, Director, Secretary; Treasurer	4,500,000	*	4,500,000	*
Shahjahan C Mathias, Director	4,400,000	*	4,400,000	*
Donald Williams, Director	4,400,000	*	4,400,000	*
Keith Doyle, Director	4,000,000	*	4,000,000	*
Todd Reynold	4,086,000	*	4,086,000	*
Suhail Matthias, Director	4,440,000	*	4,440,000	*
Ronald Silberstein	1,000,000	*	1,000,000	*
J. Harold Hatchett III	1,000,000	*	1,000,000	*
John Thompson	1,000,000	*	1,000,000	*

(1) Based on 1,042,334,483 shares of common stock outstanding.

(2)Assumes all shares offered by the beneficial owners and management are sold.

(3) * Denotes less than 1% ownership

[60]

 Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Steve Trout, Secretary/Treasurer and a director, is the brother-in-law of Shah Mathias, the Founder of the Company. Debra A. Mathias is the ex-wife, Shahjahan Mathias is the brother, and Suhail Matthias is the cousin, of Shah Mathias.

Related Companies

The Founder of the Company, Shah Mathias, has organized and established three nonprofit corporations and is a facilitator of a forth nonprofit (ATFI) for the purpose of facilitating the development of the transportation systems. The nonprofit statutes provide a vehicle to issue bonds and to help secure infrastructure projects. The nonprofits have the discretion to turn over the infrastructure projects to a state or governing body having jurisdiction after the indebtedness has been paid. The nonprofits that Mr. Mathias has created are:

1) Alabama Toll Facilities, Inc. (ATFI)*

2) Hi Speed Rail Facilities, Inc. (HSRF)

3) Hi Speed Rail Facilities Provider, Inc. (HSRFP)

4) Global Transportation Infrastructure Development and Finance Authority

*with the exception of 1) Alabama Toll Facilities, Inc. (ATFI)

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

None of these companies has any significant operations or revenues. Mr. Mathias (as sole officer, president and CEO of each of these companies) has executed contracts between several of these companies and the Company. The ARMT owns 25% of each of the companies with the remaining ownership held directly or indirectly by Mr. Mathias.

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

[61]

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firms of Weinberg & Baer LLC and Malone Bailey LLP for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	31-Jul-15	31-Jul-16

Malone Bailey LLP	$ 10,900	$ 0
Weinberg & Baer LLC	$ 7,500	$11,000

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended July 31, 2016 and 2015.

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee.  The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  The Company does not rely on pre-approval policies and procedures.

[62]

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

10.8 Damar Agreement (filed as part of the Form 8-K/A filed January 18, 2013)

10.9 Alabama Legislative Act 506 (filed as part of the Form 8-K/A filed January 18, 2013)

10.10 Form of subscription agreement for sale of the shares (filed with the Registration Statement on Form S-1 filed June 13, 2013)

10.11 Letter of Intent for Port Trajan property (filed with the Registration Statement on Form S-1 filed June 13, 2013)

10.12  Intended use of Master Trust Indentures (filed with the Form 8-K May 12, 2016)

10.13 Economic Impact Surface Transportation (filed with the Form 8-K May 12, 2016)

10.13 Alabama House Joint Resolution H. J. R. 459 & H. J. R. 456 (filed with the Form 8-K May 12, 2016)

10.14 Government Resolutions (filed with the Form 8-K May 12, 2016)

10.15 Market Conditions for Bond Portfolio (filed with the Form 8-K May 12, 2016)

10.16 Ameri Metro Inc. Pipeline TEMS Report (filed with the Form 8-K May 12, 2016)

10.17 Appalachian Regional Commission Corridor Documents (filed with the Form 8-K May 12, 2016)

10.18 HSR Passenger Services Inc. for Florida-Alabama TPO Indenture (filed with the Form 8-K May 12, 2016)

10.19 ATFI 2016 Documents (filed with the Form 8-K May 12, 2016)

10.20 Mobil Trade Corridor (filed with the Form 8-K May 12, 2016)

10.21 Atlantic Energy and Utilities Documents (filed with the Form 8-K May 12, 2016)

10.22 High Speed Rail Facilities Inc. Master Trust Indenture Documents (filed with the Form 8-K May 12, 2016)

10.23 HSR Freight and Passenger for Port Freeport Brazoria Texas Documents (filed with the Form 8-K May 12, 2016)

10.24 High Speed Rail Facilities Provider Inc. Master Trust Indenture Documents (filed with the Form 8-K May 12, 2016)

10.25 Port Ostia Air Cargo Documents (filed with the Form 8-K May 12, 2016)

10.26 Portus De Jewel Mexico Documents (filed with the Form 8-K May 12, 2016)

10.27 KSJM International Airport Documents (filed with the Form 8-K May 12, 2016)

10.28 HSR Freight Line Inc Phil. Regional Port Authority Documents (filed with the Form 8-K May 12, 2016)

10.29 HSR Freight Line Inc. Documents (filed with the Form 8-K May 12, 2016)

[64]

10.30 HSR Passenger Services, Inc. Documents (filed with the Form 8-K May 12, 2016)

10.31 HSR Technologies Documents (filed with the Form 8-K May 12, 2016)

10.32 Malibu Homes Inc. Documents (filed with the Form 8-K May 12, 2016)

10.33 Platinum Media Inc Documents (filed with the Form 8-K May 12, 2016)

10.34 Port of De Claudius Inc Documents (filed with the Form 8-K May 12, 2016)

10.35 Lord Chauffeurs LTD Documents (filed with the Form 8-K May 12, 2016)

10.36  Michigan COAST-TO-COAST PASSENGER RAIL Documents (filed with the Form 8-K/A May 12, 2016)

10.37   New York Washington HS Rail Corridor Documents (filed with the Form 8-K/A May 12, 2016)

10.38   Port of Ostia Inc. Ann Charles International Cargo Airport Brazoria Tx Indentures Documents (filed with the Form 8-K/A May 12, 2016)

10.39   Texas International Trade Corridor Documents (filed with the Form 8-K/A May 12, 2016)

10.40   Ameri Metro AMGTI Overview Report (filed with the Form 8-K/A May 12, 2016)

10.41   Land Purchase Agreement (filed with the Form 8-K/A May 12, 2016)

10.42  Master Consulting Agreement (filed with the Form 8-K/A May 12, 2016)

10.43  Master Trustee Agreement (filed with the Form 8-K/A May 12, 2016)

10.44  Virginia Crescent Line (filed with the Form 8-K/A May 12, 2016)

23.1 *Consent of Accountants

31.1 *Certificate of the Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certificate of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[65]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2016	By: J. Harold Hatchett III
Chief Financial Officer ( Executive Officer)

ursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME

OFFICE

DATE

Debra Mathias

Director

November 14, 2016

James Becker

Director

November 14, 2016

Shahjahan C. Mathias

Director

November 14, 2016

Donald E. ("Nick") Williams, Jr.

Director

November 14, 2016

Suhail Matthias

Director

November 14, 2016

Steve Trout

Director

November 14, 2016

Robert Todd Reynold

Director

November 14, 2016

Keith A. Doyle

Director

November 14, 2016

James Kingsborough

Director

November 14, 2016

[66]

Harold Hatchett III

Director

November 14, 2016

Ronald Silberstein

Director

November 14, 2016

John Thompson

Director

November 14, 2016

[67]