Form 10-Q
period 2016-10-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2016-12-15
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

At December 15, 2016, there were 1,800,000 shares of the issuer’s preferred stock and 1,042,438,587 shares of the issuer’s common stock outstanding:

Class	Outstanding at December 15, 2016

Preferred Stock, par value $0.00001	1,800,000 shares
Class A Common Stock, par value $0.000001	1,600,000 shares
Class B Common Stock, par value $0.000001	988,038,587 shares
Class C Common Stock, par value $0.000001	4,800,000 shares
Class D Common Stock, par value $0.000001	48,000,000 shares

AMERI METRO, INC.

TABLE OF CONTENTS

October 31, 2016

AMERI METRO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31, 2016	July 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$ 620	$ 27,160
Prepaid expenses	5,417	8,678

Total current assets	6,037	35,838

Office equipment, net	2,114	2,245
Prepaid expenses and deposits	2,940	2,940

Total Assets	$ 11,091	$ 41,023

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable	$ 1,048,434	$ 1,069,608
Accrued expenses	16,000,220	14,320,245
Due to related parties	1,050	1,050
Loans payable – related parties	970,243	960,967
Loans payable	3,403	3,403

Total Liabilities	18,023,350	16,355,273

Stockholders’ Deficit
Preferred stock, par value $.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding (1,800,000 – July 31, 2016)	2	2
Common stock class A, par value $.000001, 7,000,000 shares authorized, 1,600,000 shares issued and outstanding (1,600,000 – July 31, 2016)	1	1
Common stock class B, par value $.000001, 4,000,000,000 shares authorized, 988,038,587 shares issued and outstanding (987,934,483 – July 31, 2016)	988	988
Common stock class C, par value $.000001, 4,000,000,000 shares authorized, 4,800,000 shares issued and outstanding (4,800,000 – July 31, 2016)	5	5
Common stock class D, par value $.000001, 4,000,000,000 shares authorized, 48,000,000 shares outstanding (48,000,000 – July 31, 2016)	48	48
Additional paid in capital	5,581,975	5,581,929
Stock subscriptions receivable	(47,000)	(47,000)
Accumulated deficit	(23,548,278)	(21,850,223)

Total Stockholders’ Deficit	(18,012,259)	(16,314,250)

Total Liabilities and Stockholders’ Deficit	$ 11,091	$ 41,023

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended October 31, 2016	Three months ended October 31, 2015

OPERATING EXPENSES
Professional fees	$ 15,100	$ 775,873
Directors fees	450,000	600,750
Depreciation	131	80
General & administrative	146,760	184,137
Officer payroll	1,081,296	1,110,417

TOTAL OPERATING EXPENSES	1,693,287	2,671,257

LOSS FROM OPERATIONS	(1,693,287)	(2,671,257)

OTHER INCOME (EXPENSE)
Interest expense	(4,768)	(146)
Termination fee	–	(5)

TOTAL OTHER INCOME (EXPENSE)	(4,768)	(151)

NET LOSS	$ (1,698,055)	$ (2,671,408)

LOSS PER SHARE (BASIC AND DILUTED)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	1,042,634,061	1,105,352,006

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended October 31, 2016	Three months ended October 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,698,055)	$ (2,671,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for services	–	750
Issuance of stock for termination fees	–	5
Depreciation expense	131	80
Stock-based compensation	46	–

Change in operating assets and liabilities:
Prepaid expense and deposits	3,261	(3,000)
Accounts payable	(21,174)	952,957
Accrued expenses	1,679,975	1,675,729

Cash flows used in operating activities	(35,816)	(44,887)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	–	(528)
Proceeds from related party loans	9,276	112,000
Repayment of related party loans	–	(26,065)
Due to related parties	–	800

Cash flows provided by financing activities	9,276	86,207

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,540)	41,320
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,160	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 620	$ 41,320

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

The accompanying notes are an integral part of these financial statements.

AMERI METRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s financial statements filed with the SEC on Form 10K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the consolidated financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2016 as reported in Form 10K, have been omitted.

NOTE 2 –GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at October 31, 2016, the Company has a working capital deficiency of $18,017,313 and has accumulated losses of $23,548,278 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

NOTE 3 – DUE TO RELATED PARTIES

At October 31, 2016, the Company is indebted to three directors of the Company for $1,050 (July 31, 2016 - $1,050) for expenditures incurred on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

NOTE 4 – LOANS PAYABLE – RELATED PARTIES

As of October 31, 2016, $970,243 (July 31, 2016 - $960,967) is due to the majority shareholder, of which $508,531 is unsecured, non-interest bearing and due on demand, $11,829 is past due with an interest rate of 3%, $57,767 is due December 31, 2016, with an interest at 3%, $95,600 is past due with an interest rate of 2%, $107,240 is due on March 1, 2017, with an interest rate of 7%, $180,000 is due on demand, with an interest rate of 4% and $9,276 is due on October 1, 2017, with an interest rate of 3%.  At October 31, 2016, accrued interest on these loans is $18,810 (July 31, 2016 - $14,068).

NOTE 5 – LOAN PAYABLE

On January 30, 2014, the Company entered into a short-term loan with a non-related party.  The Company was loaned $6,000 from an investment company, the repayment terms are 3% interest with a maturity date of April 30, 2015.  The Company has repaid $2,597 as of October 31, 2016. At October 31, 2016, accrued interest on these loans is $303 (July 31, 2016 - $277). At October 31, 2016, this loan is past due.

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

On August 4, 2016 the Company issued 104,104 common shares to correct the amount of shares issued to a shareholder as a result of the forward stock split.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

The Company entered into an employment agreement with the Chief Financial Officer (the “CFO”) with an effective date of August 4, 2015.  The term of the employment agreement is 3 years, with an annual base salary of $350,000.  On March 17, 2016, the term of the agreement was extended to July 31, 2021.  Effective November 1, 2016, the annual base salary was increased to $500,000.

The Company entered into an employment agreement with the Chief Operating Officer (the “COO”) with an effective date of August 4, 2015.  The term of the employment agreement is 3 years, with an annual base salary of $375,000.  On March 17, 2016, the term of the agreement was extended to July 31, 2021.  Effective November 1, 2016, the annual base salary was increased to $500,000.

The Company entered into an employment agreement with the Chief General Counsel with an effective date of August 4, 2015.  The term of the employment agreement is 3 years, with an annual base salary of $500,000.  On March 17, 2016, the term of the agreement was extended to July 31, 2021.

The Company entered into eleven directorship agreements with eleven directors of the Company.  The initial term of the directorship agreements is one year, with an annual base salary of $150,000.  Each of the eleven directors is also entitled to 1,000,000 shares of Class B common stock. On March 17, 2016, the term of the agreements was extended to July 31, 2021.

On October 19, 2016, the Company appointed Robert Choiniere, Bryan Elicker, and Joseph Hackett as Directors of the Company and members of  its audit committee.   Effective November 1, 2016, the annual compensation for each of the members of the audit committee is $120,000.

NOTE 7 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Operating Lease

On April 30, 2014, the Company terminated its existing office space lease, and entered into a new month to month rent agreement for office space. The new agreement which commenced on November 1, 2015, calls for monthly rent payments of $1,440. The terminated lease agreement has not been resolved as to payment of existing amounts due in cash or stock, or as to any early termination fees.  As of October 31, 2016, no stock has been issued in payment of rent.

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

Pursuant to the Agreement, the Company was appointed as the agent and representative of GIF&DA to facilitate GIF&DA in securing the first and future phases of financing the project and the construction of the project.  The Company shall receive 1.5% the face amount of each master trust indenture (bond indenture) in consideration for arranging financing and developing the sponsorship mechanism of the project.  The term of the Agreement shall continue until the completion of the project.  At October 31, 2016, the Company has not secured any financing for GIF&DA.

Agreement for Construction and Agreement of Sale and or Assignment of Assets in Phase One

On August 8, 2016, Company entered into a Construction Agreement with Port De Claudius, Inc. (“PDC”). Pursuant to the Construction Agreement, the Company shall perform all tasks and actions required to develop and construct the Port Trajan Pa. commercial properties (the “Project”) and to secure the first and future phases of the financing applicable to the design, planning, engineering, and related soft and hard costs of the construction of the Project.

The Project consists of two phases, phase one closing to take place on or before October 14, 2016 (“Phase One”) and phase two to take place on or before August 31, 2017. Phase One consists of land purchase and onsite /off site improvement and its estimated cost, for both phases, is $2,000,000,000.  PDC agreed to pay the Company 40% of the cost (i.e $800,000,000), plus 2% over the adjustment for the increase in inflation regardless of the cost to the Company to perform the required services.  In no event will the profit to the Company from the amounts paid by PDC be less than $800,000,000.  A mobilization fee of $2,729,514 shall be due and payable by PDC to the Company upon the closing of Bond funding for Phase One. The bond proceeds from the first tranche will be $950,000,000.

On September 11, 2016, in relation to the August 8, 2016 Construction agreement, the Company, Jewel’s Real-Estate 10-86 Master LLLP (“Jewel”), Global Infrastructure Finance & Development Authority, Inc. (“GIF&DA”), Port De Claudius, Inc., and HSRF Statutory Trust (“HSRF”) entered into an Agreement of Sale and or Assignment of Assets in Phase One pursuant to which the Company agreed to assign and Jewel agreed to sell all rights, title and interest in and to any contractual agreements entered among Ameri Metro, Jewel and other related parties to PDC on completion of Phase One as governed by the Construction Agreement.  The cost of Phase One is $950,000,000. The net Phase One revenue to the Company is $66,719,514 which includes $33,740,000 from the assignment of  the Land Purchase Agreement the Company entered into with Jewel on November 26, 2013, $14,250,000 in consulting fee in relation to the Master Consulting Agreement, $2,729,514 of mobilization fee and $16,000,000 of onsite / offsite improvement fee.  The $66,719,514 revenue will be paid from the proceeds from $950,000,000 bond issuance.  At October 31, 2016, the $950,000,000 bond has not been issued and the land has not been transferred from Jewel to PDC.

Stock Split

In connection with the stock split, some shareholders did not respond or pay the transfer agent fee by the deadline. As a result, these shareholders were not issued the additional shares. At some point, the Company may be required to issue an additional 2,736,000 of Class B common stock in connection with this stock split.

NOTE 8 – INCOME TAXES

For the period ended October 31, 2016, the Company has net losses in addition to prior years’ net taxable losses, the result is a net taxable loss carry-forward, and therefore the Company has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved. For the periods ended October 31 and July 31, 2016, the cumulative net operating loss carry-forward from operations is approximately $23,484,000 and $21,786,000; respectively, and will expire beginning in the year 2030.

NOTE 8 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2016	July 31, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$ 7,984,700	$ 7,407,300
Valuation allowance	(7,984,700)	(7,407,300)
Net deferred tax asset	$ –	$ –

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 9 – SUBSEQUENT EVENTS

The Company has entered into an employment agreement with the President of the Company with an effective date of November 1, 2016.  The term of the employment agreement is 3 years, with an annual base salary of $650,000.

The Company has entered into an employment agreement with the Chief Risk Officer of the Company with an effective date of November 1, 2016.  The term of the employment agreement is 3 years, with an annual base salary of $500,000.

The Company has entered into an employment agreement with the Vice CEO of the Company with an effective date of November 1, 2016.  The term of the employment agreement is 3 years, with an annual base salary of $750,000.

The Company has entered into an employment agreement with the Treasurer of the Company with an effective date of November 1, 2016.  The term of the employment agreement is 3 years, with an annual base salary of $600,000.

The Company has entered into an employment agreement with the Non-Executive General Manager of the Company with an effective date of November 1, 2016.  The term of the employment agreement is 3 years, with an annual base salary of $160,000.

Effective November 1, 2016, the Company agreed to increase the base salary for the CFO of the Company from $350,000 to $500,000.

Effective November 1, 2016, the Company agreed to increase the base salary for the COO of the Company from $375,000 to $500,000.

On November 1, 2016, the Company granted 14,000,000 stock options to 7 officers and directors of the Company, exercisable at $42 per share and expire on November 1, 2026.  The 14,000,000 options vest according to the following schedule: 5,600,000 options vest immediately and 1,400,000 vest annually for the next 6 years.

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

BUSINESS

The Business

The Company (“ARMT”) is focused on development of transportation facilities, including but not limited to high-speed rail for passenger and freight transportation and related and ancillary transportation businesses, inland ports, sea ports, airports, and toll roads. The Company intends to secure manufacturing and technologies together with ancillary land development projects, sale of goods and services to government, civilian and commercial end users.

The Company anticipates that it will, directly or through subsidiaries or affiliates, develop plans, and then coordinate and supervise the financing, construction and development of such transportation projects by bringing together the resources, plans, financing, approvals and technology needed to implement such transportation systems.

CEO Debra Mathias - Macro

Vice CEO Chuck Mathias - Micro

COO Ron Silberstein

President Jim Becker

(2 SR. VP reports)

CFO J Harold Hatchett III

CRO Todd Reynold

CLC John Thompson

CMO Alex Metcalf

SR. VP (2 VP reports) (6-10 projects)

VP AM Projects (3 GM reports approximately 3-5 projects)

AM Project General Manager | **AM Project General Manager** | **AM Project General Manager**

VP AM Projects (3 GM reports approximately 3-5 projects)

AM Project General Manager | **AM Project General Manager** | **AM Project General Manager**

SR. VP (2 VP reports) (6-10 projects)

VP AM Projects (3 GM reports approximately 3-5 projects)

AM Project General Manager | **AM Project General Manager** | **AM Project General Manager**

VP AM Projects (3 GM reports approximately 3-5 projects)

AM Project General Manager | **AM Project General Manager** | **AM Project General Manager**

Note: GM's are given projects to oversee and work directly with CEO's of related entities. GM's more then likely will handle 1 maybe 2 projects at a time due to size of each project. Project scope of work will flow from President to Sr. VP to VP's with GM's carrying out agreed upon objectives working closely with needed CEO entities and their teams (could be multiple CEO/teams)

AM Project Meetings: President, Sr. VP and VP to VP, GM's and CEO entity teams (all) to GM's and CEO teams daily

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

Funding for individual projects of the Company will occur from bond offerings, as noted in herein incorporated by reference from the Form 8-K, dated 05/12/2016, as described in Exhibit 10.12 thru 10.44, organized through various nonprofit entities, High Speed Rail Facilities Inc., High Speed Rail Facilities Provider Inc., Alabama Toll Facilities Inc., Global Infrastructure Finance & Development Authority Inc. and organizations sponsored or affiliated with municipal and government agencies as well as from issuances of stock and debt-financing.  Certain of these nonprofit entities or organizations may themselves be affiliated with, or related to, the Company and assist, or work in conjunction with, the Company in securing contracts and funds to develop projects.

Through its subsidiary, GTI, the Company is also involved in the planning of the future development of a new toll road in the southeast United States. The Company through assignment of rights from Penndel Land Company, to finance, develop and construction a 357 mile toll road in the State of Alabama as outlined in Alabama House Joint Resolution H. J. R. 459 & H. J. R. 456, herein incorporated by reference from the Form 8-K, dated 05/12/2016, as described in Exhibit 10.12 thru 10.44.  The Company acquired from Penndel Land Company (majority owned by the former CEO of ARMT) the contract rights to a construction agreement with the Alabama Toll Facilities, Inc. ("ATFI", a non-profit company supported by the State of Alabama to act as the exclusive entity as set forth in H.J.R 459 and H.J.R. 456 project developer for such a toll road an on which the former CEO of the Company served as one of its four directors). When the Company secures financing, ATFI will effect a bond offering to purchase the land on which the toll road is to be located.

In support of H.J.R. 459 and H.J.R.456 the following ancillary projects are being planned.

1.      Design built inland port called Port De Claudius- herein incorporated by reference from the Form 8-K, dated 05/12/2016, as described in Exhibit 10.12 thru 10.44

2.      Design built airport called Sarah Jewel Mathias International Airport (KSJM) – herein incorporated by reference from the Form 8-K, dated 05/12/2016, as described in Exhibit 10.12 thru 10.44

3.      Design built air cargo port called Port of Ostia – herein incorporated by reference from the Form 8-K, dated 05/12/2016, as described in Exhibit 10.12 thru 10.44

4.      Design built railroad and train stations – herein incorporated by reference from the Form 8-K, dated 05/12/2016, as described in Exhibit 10.12 thru 10.44

5.      Design built Fiber Optic Lines – herein incorporated by reference from the Form 8-K, dated 05/12/2016, as described in Exhibit 10.12 thru 10.44

6.      Design built All Utilities underground or overhead – herein incorporated by reference from the Form 8-K, dated 05/12/2016, as described in Exhibit 10.12 thru 10.44

7.      Design built Power Grids – herein incorporated by reference from the Form 8-K, dated 05/12/2016, as described in Exhibit 10.12 thru 10.44

8.      Design built Cell Phone Towers – herein incorporated by reference from the Form 8-K, dated 05/12/2016, as described in Exhibit 10.12 thru 10.44

9.      Design built Motels, Travel Plazas, Fast Food Establishments – herein incorporated by reference from the Form 8-K, dated 05/12/2016, as described in Exhibit 10.12 thru 10.44

10.  Design built Outdoor Advertisements, Signage – herein incorporated by reference from the Form 8-K, dated 05/12/2016, as described in Exhibit 10.12 thru 10.443

11.  Design built Natural Gas Pipelines & Distillate Pipelines – herein incorporated by reference from the Form 8-K, dated 05/12/2016, as described in Exhibit 10.12 thru 10.44

Shah Mathias, Founder of the Company, has established a series of corporations with which to effect the transactions and development of the projects envisioned by the Company including the Port Trajan Facility, high speed rail projects and the Alabama Toll Road.  The Company has envisioned long-range ideas and plans to develop currently undeveloped areas through which the planned Alabama toll road will traverse. These plans include the development of an airport, sea shipping port and a high speed rail line.

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

The Company has approached a major aircraft manufacturer to help launch air cargo operations at KSJM and Port of Ostia. A major aircraft manufacturer has indicated that the Company should move forward with its business plan.

Relco has been engaged to provide exclusive use of DMU rail technologies and use its know-how for manufacturing of train sets meeting the 49 CFR Part 238 compliant DMU in current venue service that meets or exceeds new Federal Rail Administration (FRA) and America Public Transportation Association (APTA) structural safety specification. Relco is a fifty year old company and has provided services for Union Pacific, CSX Transportation, Burlington Northern Santa Fe, Kansas City Southern Railway, Canadian National and numerous others.

The Company will build seventeen hundred miles of railroad tracks in parallel with ATFI. The Company has plans, through its affiliates, to build four tracks north and south bound, two tracks for passenger services and two tracks for freight. Volkmann Railroad Builders has been engaged to construct and built the railroad. Volkmann is a thirty five year old company that has built railroads for NASA, the mining industry, oil and gas exploration and freight carriers.

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

NP&G Innovations Inc. has been engaged to manufacturer railroad ties for the company. NP&G is the original inventors of green technology railroad ties. Marshalls Composite Technologies LLC (MCT) has been engaged to manufacture the composite rebar. MCT is the original developer of technology of the composite rebar. The Company will need approximately four hundred million linear feet of composite rebar to be used in building the Alabama Toll Road.

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

PAYMENT: $8,000,000.

US Railcar Company. Hrs. Technologies, Inc.

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

Funding for individual projects of the Company will occur from bond offerings, as noted in herein incorporated by reference from the Form 8-K, dated 05/12/2016, as described in Exhibit 10.12 thru 10.44, organized through various nonprofit entities, High Speed Rail Facilities Inc., High Speed Rail Facilities Provider Inc., Alabama Toll Facilities Inc., Global Infrastructure Finance & Development Authority Inc. and organizations sponsored or affiliated with municipal and government agencies as well as from issuances of stock and debt-financing.  Certain of these nonprofit entities or organizations may themselves be affiliated with, or related to, the Company and assist, or work in conjunction with, the Company in securing contracts and funds to develop projects.  The major elements of the plan would include:

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

Alabama Toll Road

Mobile (ATFI Alabama Toll Road Facility Inc.) Intermodal Corridor research Review Team

Team Member

Affiliation

•

Dr. Mark Burton, PhD

University of Tennessee

•

Dr. David Clarke, PhD

University of Tennessee

•

Mr. Rick Tucker

Port of Huntsville, AL

•

Mr. Jimmy Lyons

Port of Mobile, AL

•

Dr. Craig Phillip, PhD

Vanderbilt University

•

Dr. Ted Grossardt, PhD

University of Kentucky

•

Mr. Kent Sowards

Marshall University

•

Dr. Mike Hicks, PhD

Ball State University

•

Mr. Scott Hercik

Appalachian Regional Commission

The Company is working to develop a project to build a toll road in the State of Alabama, per Resolution SJR-56 by Legislature of State of Alabama and is in the process of raising funding. In 2010, the Company was developing this project at the time of the merger with Yellowwood. The planned toll road is designated as a 352 mile 4-lane road designed to be built from Orange Beach, Alabama to the Tennessee state line with the intent of connecting various rural sections of Alabama to Tennessee and more urban areas. The toll road that would connect various rural sections of Alabama to Tennessee and with its more urban areas.

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

ARMT (ATFI Alabama Toll Road Facility Inc.)

1

Introduction

The purpose of this “Investment Grade” study is to evaluate the potential for developing the Mobile Trade and Transport Corridor, as an adjunct to Port Mobile to serve as a major container port for a hinterland corridor between the Appalachians in the east, and the Mississippi in the west, and stretching as far north as the markets of mid-America including Ohio, Indiana, and Illinois. The area is largely served today by West Coast Ports that rely on relatively expensive rail and truck shipments to these inland markets, but are low cost due to the large ships that can access West Coast Ports. With the opening of the Panama Canal, and the access of large ships to the Gulf of Mexico, the Mobile corridor has the potential to provide a less expensive and more effective way of serving these markets.  See Exhibits 1 and 2.

The reason for this is that the Port of Mobile is one of the very few ports on the gulf and the east coast of the US that can serve the very large ships (50 foot depth) that will be able to access the gulf and east coasts with the opening of the Panama Canal. Once the Port is dredged, this will reduce the Maritime costs to the Port of Mobile significantly (i.e., 50 percent) and shift the competitive balance from West Coast Ports to the Port of Mobile.

Ports
Freeport
LA/LB
Mobile
New York
Norfolk
Savannah
Seattle
cntry08
BELLEVUE
SPOKANE
BOISE
WEST VALLEY CITY
SALT LAKE CITY
PROVO
FORT COLLINS
ARVADA
WESTMINSTER
LAKEWOOD
AURORA
COLORADO SPRINGS
PUEBLO
SPRING VALLEY
NORTH LAS VEGAS
PARADISE
HENDERSON
RIVERSIDE
SAN BERNARDINO
MORENO VALLEY
PEORIA
SCOTTSDALE
PHOENIX
ALBUQUERQUE
AMARILLO
LUBBOCK
MINNEAPOLIS
ST. PAUL
SIOUX FALLS
OMAHA
LINCOLN
DES MOINES
CEDAR RAPIDS
KANSAS CITY
INDEPENDENCE
TOPEKA
OVERLAND PARK
WICHITA
SPRINGFIELD
TULSA
OKLAHOMA CITY
WICHITA FALLS
CARROLLTON
PLANO
FORT WORTH
MESQUITE
ABILENE
WACO
AUSTIN
SAN ANTONIO
HOUSTON
PASADENA
BEAUMONT
SHREVEPORT
LITTLE ROCK
LAREDO
CORPUS CHRISTI
MCALLEN
BROWNSVILLE
GREEN BAY
MADISON
MILWAUKEE
ROCKFORD
AURORA
CHICAGO
JOLIET
GARY
SOUTH BEND
GRAND RAPIDS
FLINT
LANSING
WARREN
ANN ARBOR
DETROIT
TOLEDO
FORT WAYNE
PEORIA
SPRINGFIELD
INDIANAPOLIS
DAYTON
COLUMBUS
CINCINNATI
ST. LOUIS
LOUISVILLE
EVANSVILLE
LEXINGTON-FAYETTE
CLARKSVILLE
NASHVILLE-DAVIDSON
KNOXVILLE
MEMPHIS
CHATTANOOGA
HUNTSVILLE
BIRMINGHAM
ATLANTA
ATHENS
JACKSON
MONTGOMERY
COLUMBUS CITY
MOBILE
BATON ROUGE
LAFAYETTE
NEW ORLEANS
METAIRIE
TALLAHASSEE
JACKSONVILLE
ORLANDO
CLEARWATER
TAMPA
ST. PETERSBURG
CAPE CORAL
PEMBROKE PINES
FORT LAUDERDALE
HIALEAH
MIAMI
SAVANNAH
AUGUSTA
COLUMBIA
CHARLOTTE
FAYETTEVILLE
WINSTON-SALEM
GREENSBORO
DURHAM
RALEIGH
CLEVELAND
AKRON
ERIE
PITTSBURGH
ALLENTOWN
BUFFALO
ROCHESTER
SYRACUSE
RICHMOND
NEWPORT NEWS
HAMPTON
PORTSMOUTH
VIRGINIA BEACH
ARLINGTON
WASHINGTON
ALEXANDRIA
BALTIMORE
PHILADELPHIA
ELIZABETH
PATERSON
STAMFORD
NEW HAVEN
WATERBURY
HARTFORD
SPRINGFIELD
WORCESTER
PROVIDENCE
BOSTON
LOWELL
MANCHESTER

Exhibit 1: Potential Port of Mobile Hinterland with Post-Panamax Max Ships

Mobile Trade & Transport Corridor: Population and Required Linkage

Columbus, OH
(MSA: 1,994,536)
Indianapolis-IN
(MSA: 1,971,274)
Cincinnati, OH
(MSA: 2,149,449)
St. Louis, MO
(MSA: 2,806,207)
91 mi
114 mi
101 mi
261 mi
185 mi
Louisville, KY
(MSA: 1,269,702)
252 mi
265 mi
175 mi
Nashville, TN
(MSA: 1,792,649)
180 mi
Knoxville, TN
(MSA: 857,585)
Memphis, TN
(MSA: 1,343,230)
112 mi
113 mi
Huntsville, AL
(MSA: 441,086)
102 mi
Chattanooga, TN
(MSA: 544,559)
215 mi
59 mi
101 mi
Birmingham, AL
(MSA: 1,143,772)
Atlanta, GA
(MSA: 5,614,323)
Tuscaloosa, AL
(MSA: 237,761)
146 mi
59 mi
93 mi
Montgomery, AL
(MSA: 373,141)
195mi
168 mi
Total Population: 24,363,321
Total Length: 926 miles
Mobile, AL
(MSA: 415,123)
59 mi
Pensacola, FL
(MSA: 474,081)
Port of Mobile

Exhibit 2: Mobile Trade (ATFI Alabama Toll Road Facility Inc.) & Transport Corridor: Population and Required Linkage

ARMT is proposing that new infrastructure be developed at the Port of Mobile, and for inland access to the markets that may be served by the Port of Mobile in the future. The new infrastructure will include a new toll highway, a freight rail line from the Port of Mobile to Inland Ports at key locations in the Trade and Transport Corridor, and a cargo airport to expand the capabilities of the corridor to include air freight similar to the airport in Alliance, Texas.

To assess the potential for the Mobile Trade and Transport Corridor, ARMT has asked Transportation Economics & Management Systems, Inc. (TEMS) to prepare a scope of work that will provide the business case for the project. The project will answer the following questions –

•

What is the business case for investing in rail along Mobile Trade and Transport Corridor?

•

How will the Port of Mobile and the communities along the Trade and Transport Corridor benefit?

•

Can the private sector play a role in developing the corridor, and what financial returns will be generated?

•

How can Port of Mobile support the development of Inland Ports in serving the hinterland and trade market?

•

What are the kinds and sources of private funding (revenue, loans, grants, bonds, letters of credit, etc.) that can be obtained to support and develop the project?

2

Study Approach

The purpose of the Business Plan study is to assess at an Investment Grade level of detail, the market opportunities, physical facility needs, financial and economic returns, business arrangements and implementation timeline for developing the Mobile Trade and Transport Corridor as a trade corridor for Port of Mobile between Port Mobile and inland markets.

In carrying out its initial review, TEMS has already shown there is a prima facia case for the investment.  However, the review was based on an analysis using existing data and models including the Panama Canal Route Choice model and the National Ports model.  Both models need updating to 2016 to reflect the post 2008 recession economy and the latest changes in the development of the Panama Canal, US Ports, and marine economics.

In addition, the preliminary study made a number of assumptions about the institutional structures that would be adopted by the Port and Railroads.  In the Business Plan phase these assumptions need to be evaluated and as appropriate adjustments made to accommodate the findings of direct discussions with the key stakeholders.

Finally, the upgraded market analysis and institutional assumptions will be used to develop a more detailed implementation plan, financial and funding plan, and economic cost benefit and impact plan. The financial and funding plan will develop the cash flows for the project, and the timing and sources of funds needed to complete the project.  The economic analysis will show the benefits to the communities in the Trade and Transport Corridor. The analysis will produce both the Cost Benefit Analysis required by USDOT, as well as the economic impact for the region associated with job creation, increased income, property development, and tax base enhancement.  This can be used to develop community outreach in communities along the corridor and at local and state level, to explain the costs and benefits of developing the corridor.

In undertaking this analysis TEMS will use its six step Business Planning process.  The process is shown in Exhibit 3.  For this Feasibility Study TEMS will refine the more aggregate level of analysis that was used for the preliminary study.  This will include updating the trade and traffic data that derives the forecasts, working to resolve institutional issues and ensuring the practicality of the proposed implementation process.

Kick-Off Meeting
Scope of Services
Step 1
Study Design
Prepare Market Database
Set up the Database System
Baseline Trip Tables
Presentation & Review Meeting
Step 2
Define Port and Railroad Development Scenarios
Service Scenarios
Presentation & Review
Step 3
Develop Traffic and Revenue Estimates
Service and Tariff Structure
Presentation & Review
Step 4
Forecast Traffic and Revenues for Scenarios, Landuse Development
Engineering and Environmental Analysis
Estimate Annual Operating, Capital and Maintenance Costs
Determine the Financial and Economic Feasibility of Service Scenarios
Summary Capital, Operating Costs and Revenue for Initial Scenarios – Financial Feasibility
Presentation & Review
Step 5
Public-Private Financing for the Proposed Scenario Development
Determine the Funding Framework
Assessment of Potential Private and Funding Support
Presentation & Review Meeting
Step 6
Implementation Plan
Produce a Business Plan
Critical Path & Work Plan
Business Plan
PowerPoint Presentation

Step 1 – Market Assessment

For the Business Plan analysis, TEMS will update the market data developed by TEMS for the Panama Canal, Gulf Coast Port Study, West Coast Port Study, and National Ports Model.  The data will be brought to a 2016 basis in order to identify the market potential for the Mobile Trade and Transport Corridor. This will be done using the TEMS GOODS™ multimodal freight model.  The new database of socioeconomic data, marine markets, vessel economics, inland markets and competitive inland transport networks will be updated using the latest Port statistics, updated inland transportation data, and changes in mode competition due to oil prices, congestion and fuel efficiency.

The feasibility study will use the TEMS GOODS™ model framework (Exhibit 4), which is designed to analyze freight traffic flows at an International, Regional and Local level.

Exhibit 4: GOODS™ Model Structure

As can be seen in Exhibit 4, the database includes not just O/D data, transport mode networks and socioeconomic data, but in addition stated preference data on shipper choices.  This data is critical in deciding how shippers select routes, modes, and carriers.  The current data was developed in 2006 for the Panama Canal and USDOT inland shipping studies.  This will be reviewed and updated to provide insight into six types of container traffic – Raw Materials, Furniture, Food, Industrial Products, Finished Products, and Electronics/Computers.  Each type of container traffic will be modeled separately as each type of traffic has a different shipper response. See Exhibit 5.

Containerized Commodities
VOT Increase
Raw Materials
Furniture
Food
Industrial Products
Finished Products
Computers
1
2
3
...
12
1
2
3
....

The GOODS™ model allocates traffic to modes using a metric that reflects shipper and carrier behavior in the face of different mode and service options. A critical factor in the metric is Values of Time that are different by different commodities value added content

(i.e., highest for electronics lowest for raw lowest materials). It provides a mechanism for estimating market share traffic volumes and revenue potential for each element of the traffic movement. Values of Time will be updated to 2016 values.

Forecasts will be prepared using both the economic growth forecasts and changes in transport infrastructure in the Port of Mobile and the other Gulf Ports, and the market shares of the Gulf versus both West and East coast ports.

The market analysis will be used to identify rail traffic from the Port of Mobile along the Trade and Transport Corridor for horizon years 2020, 2030, 2040, and 2050.  The traffic analysis will be summarized in terms of short, medium and long term opportunities.

Step 2 – Service Scenario Definition

In the second step, the Business Plan will seek to define in more detail than in the concept study the most appropriate form of port, rail, highway and air infrastructure and development strategies that might be developed for the Port of Mobile and the Trade and Transport Corridor.  Using specific market data on the potential market pairs, service needs, and the potential types of water, truck and rail operations in terms of performance and cost, an Interactive Analysis will be completed that assesses the relationship between market volumes, water, rail and truck service development options for the Port Freeport and Inland distribution networks. A key factor in this analysis will be the level of institutional cooperation that can be achieved between the communities along the route and transportation stakeholders. Specific discussions will be held with the freight railroads to identify mutually satisfactory solutions in the development of the corridor. From the evaluation of these options the analysis will identify the most effective traffic potential, intermodal interface needs, port to port services, and potential schedules and tariffs.

Exhibit 6 shows the Interactive Analysis process. It can be seen that data on the marine and inland transport distribution systems and on the market is required to identify the character of the transport operations that can be provided in the Mobile Trade and Transport Corridor.  The analysis uses three TEMS’ programs: LOCOMOTION™, SWITCH-IT™ and GOODS™ to evaluate the Trade-offs between alternatives.

Exhibit 6: Interactive Analysis Process

INPUT
INTERACTIVE ANALYSIS
OUTPUT
Marine/Inland Technologies
LOCOMOTION™ MISS-IT™ Scheduling and Operations
Operating Times and Costs
Port and Inland Infrastructure
SWITCH-IT™ Terminal Facilities
Capital Costs
Market Analysis
GOODS™ Traffic and Tariffs
Revenues
Financial and Economic Feasibility

Port and Infrastructure needs to service the Mobile Trade and Transport Corridor will be identified and their operating and capital costs estimated in 2015 dollars.  The cost estimates generated in the concept study will be subject to detailed review in terms of both their engineering requirements, as well as potential environmental issues. An environmental scan will be completed to endure that environmental issues can be mitigated and that no “fatal flaws” exist in the development of the corridor.

The Engineering feasibility for the study will build on the earlier port and market studies and analysis and will create a representative alignment (highway, rail, airport), between Port of Mobile and its hinterland, solely for the purpose of assessing the feasibility of the project. Civil, structural and operational engineering requirements for construction of the highway and rail project, and likely related infrastructure costs, will be developed for the representative alignments. Roadway network improvements necessary due to the project will also be analyzed.  The overall analysis will include consideration of whether the project can be executed and operated safely, rail geometry issues, and the environmental feasibility of the project with a view towards the ability to secure the required licenses, approvals and permits in a timely and cost effective way.

Furthermore, the timing of infrastructure needs will be assessed to ensure that it is timed to relate to changing traffic conditions, which could well occur in the next five to ten years due to the Panama Canal. The impact of the proposed improvements in Port Mobile services and the Trade and Transport Corridor for truck and rail will then be compared to other major Gulf ports and used in estimating the potential market that the Port can capture.

Development of a new rail line in the Trade and Transport Corridor as part of the national rail network will fall under the jurisdiction of the United States Surface Transportation Board (STB).  Under the National Environmental Policy Act (NEPA), the STB must take into account the environmental impacts of its actions, including direct, indirect and cumulative impacts.  The STB's environmental rules are specified in 49 CFR 1105. These rules implement various environmental statutes that include NEPA and the National Historic Preservation Act.  STB requirements for environmental documentation and historic reports as detailed in the following link: http://www.stb.dot.gov/stb/environment/rules_guide.html.

The development of the toll road will come under direction of FHWA and Alabama State DOT and will need to meet their applicable regulatory standards.

As a feasibility-level assessment, the current study must complete an Environmental Scan that will anticipate and identify potential environmental issues. The environmental scan will include a preliminary consideration of at least the following areas:

o

Natural/Biological Resources

o

Water Resources/Wetlands

o

Land Use

o

Geology and Soils

o

Recreation

o

Noise and Vibration

o

Cultural/Paleontological Resources

o

Environmental Justice

An environmental constraints map will be created for the project area that identifies the major environmental areas of concern.  This constraints map will be created using publicly available data and the study team’s knowledge of the project area.  The representative alignment will be laid out such that is does not have any fatal flaws due to environmental impacts.  Lesser impacts due to the representative alignment will be used as the basis for the mitigation costs associated with the project.

The Feasibility Study will not include public outreach other than with key Project stakeholders, but the feasibility study should reasonably anticipate likely community concerns.

Finally, the analysis will define the most effective way to develop both water services and inland distribution services, by assessing their performance in both financial and economic terms. Specifically, an analysis will be made of different water services to and between Mobile and other ports, and specifically the role of COB services. From the evaluation of options the most effective development plan for the Port of Mobile and the Trade and Transport Corridor will be derived. In developing the service plan, the analysis will also recognize and consider existing and potential institutional, fiscal, and policy issues that are fundamental to the success of the project.

A key element of the Business Plan assessment will be that the study teams work closely with important stakeholders such as the shippers to ensure they are comfortable with the basic concepts, market forecasts, and Port of Mobile service proposals. It is important to achieve “buy-in” from the freight shippers, railroads and carriers, and to identify their needs in meeting the Port of Mobile proposals. This includes competitive highway and rail service to and from the port, the character of water services from and to the Port of Mobile, and the line and yard capacity issues for rail, highway facilities and services, The rail capacity issues will be identified using the MISS-IT™ and SWITCH-IT™ models. As required, highway and rail infrastructure capacity needs and potential funding will be addressed. The service plan as finally developed will include contingencies to manage issues affecting its implementation.

Step 3 – Traffic and Revenue Assessment

A traffic and revenue yield assessment will be completed to optimize the tariff systems for the final service plan for highway and rail. For each level of service, the market data and the service plan will be used to derive revenue estimates that reflect the supply and demand conditions that will exist. By providing an analysis of tariffs to the Trade and Transport Corridor in relation to the supply and demand conditions (i.e., the affordability of the tariff to truck companies and the freight railroads), a final set of traffic volumes and revenues can be derived. These tariffs, when applied to the market, will optimize revenues and provide the key input to the financial model used to assess the potential of the Corridor. The proposed tariffs will be discussed with the trucking companies and freight railroads to identify the value they place on the improvements offered by the Trade and Transport Corridor.

Step 4 – Implementation Plan Analysis

In the fourth step, the market analysis, service plan and tariff structures developed in Steps 1 through 3 will be used to define the specific infrastructure, land uses, and development proposals for the Trade and Transport Corridor. The analysis will identify these critical inputs/costs –

•    Port infrastructure,

•

Rail infrastructure,

•

Airport facilities,

•

Highway infrastructure,

•

Inland port potential,

•

Terminal facilities,

•

Bulk and car load rail traffic,

•

Maintenance facilities,

•

Interface access systems for truck and rail traffic,

A financial and economic evaluation process will assess financial return and economic benefits. The financial analysis will assess highway, truck and auto tolls, and freight railroad container and car load traffic and provide an assessment of needed facilities. These assessments will include net present value, internal rate of return, payback period, debt coverage and financial risk.  A quantitative risk analysis risk analysis will identify key elements that could impact the financial return on the project. As the process develops, specific requirements will be developed for the Port of Mobile and the Trade and Transport Corridor and the revenue process will be examined to maximize the financial and economic success of the project.

In the economic analysis an evaluation will be made in the Cost Benefit returns of the project to the public, ports, highway operations, and freight railroads. This will be supplemented by a RENTS™ analysis of the jobs, income, property values, and tax base enhancement that would result from the project.

At the end of Step 4, the preliminary Implementation Plan will be developed, defining the milestones and components for implementing the Trade and Transport Corridor infrastructure.

Step 5 – Financing and Funding Plan

In Step 5, the aim will be to develop a full financing framework and funding plan for the project will be defined to include potential public-private partnerships, franchise potentials and others. The role of funding sources in terms of both the public and private sector will be assessed and a variety of creative financing and funding programs will be considered. Specific consideration will be given to the appropriate institutional structures for the operation and the needs of stakeholders. As required, specific cost sharing arrangements will be developed between federal, state, ports, shippers and the freight railroads. As appropriate, cost-sharing arrangements will be thoroughly defined and various cost allocation, procedures proposed.

During this step, Institutional arrangements agreements will be discussed, developed, and delivered to the partners for their acceptance. A Risk Analysis will identify key factors and issues associated with the different strategic options.

Step 6 – Business Plan

In Step 6, a Feasibility Business Plan will be finalized that will bring together the various sub-plans and agreements that have been developed as part of Steps 1 through 5. The Feasibility Business Plan will include–

•

Market Analysis

•

Operating and Service Plans

•

Capital and Operating Costs

•

Environmental Requirements

•

Land use Requirements

•

Financial Plan

•

Funding Plan

•

Implementation plan

The Business Plan will guide and support the key stakeholders throughout the implementation and financing activities of the incremental rail project. Capital needs, operating costs and potential revenues will be identified. This plan will set out a development proposals and investment program to support as necessary the provisions of updated Port of Mobile infrastructure, Trade and Transport Corridor, rail, highway, air infrastructure, a full multimodal “Inland Port” facility to facilitate traffic movement by truck, rail, air, and water out of and into the Port of Mobile hinterland. This development will require full financial and economic justification and an understanding of the contribution the facility can make to the Texas economy in terms of jobs, income and transfer payments like tax base expansion and additional rents and fees.

3

Resources

Time Line: The work will take nine months to complete, and will involve eight meetings and presentations as shown in Exhibit 1, as the study proceeds. It is proposed that the Appalachian Regional Council (ARC) will set up a study advisory team that will meet with the study team at four workshops, where TEMS will present the work of the project and discuss key assumptions, issues, and input scenarios and strategies with the study team.

Study Cost: The study will cost $500,000 to complete including out of pocket travel costs.  Out of pocket travel costs will be billed as a direct expense.

4

Work Plan

Mobile Trade (ATFI Alabama Toll Road Facility Inc.) and Transport Corridor Work Plan

Business Plan Steps
MONTH
1
2
3
4
5
6
7
8
9
Step 0: Project Management
Step 1: Database Development
Step 2: Port and Rail Scenarios
Step 3: Traffic and Revenue Estimates
Step 4: Engineering, Environmental, Financial/Economic Analysis
Step 5: Finance and Funding
Step 6: Business Plan
Meetings
Workshops
Progress Reports
Draft and Final Report

Mobile (ATFI Alabama Toll Road Facility Inc.) Intermodal Corridor, Research Review Team

Team Member

Affiliation

•

Dr. Mark Burton, PhD

University of Tennessee

•

Dr. David Clarke, PhD

University of Tennessee

•

Mr. Rick Tucker

Port of Huntsville, AL

•

Mr. Jimmy Lyons

Port of Mobile, AL

•

Dr. Craig Phillip, PhD

Vanderbilt University

•

Dr. Ted Grossardt, PhD

University of Kentucky

•

Mr. Kent Sowards

Marshall University

•

Dr. Mike Hicks, PhD

Ball State University

•

Mr. Scott Hercik

Appalachian Regional Commission

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

On January 9, 2013, the Company signed a letter of intent with a related party to purchase land for a potential future project.  The Company was unable to meet the deposit requirements of this contract, and so in November 2013 the deposit requirements were amended to require a cash deposit of $1,000 to hold the purchase option open for the Company until institutional funding is acquired.  Future plans are to issue in excess of 10,000,000 shares of common stock to aid in funding the land purchase.  As of January 31, 2016, the $1,000 has been deposited on this contract.

On January 13, 2013, the Company entered into a Letter of Intent with a related party to contract services for the build out of the Port Trajan 5 Terminals.

On February 19, 2014, the Company entered into a Master Agreement for Production Services with Platinum Media whereby Platinum Media will provide the Company with all of its media development needs for a 5 year term. The agreement states that the fees charged to the Company will be no less than $12,000,000 per year. As of December 5, 2016, the Company has not been charged by Platinum Media. The parties agreed to amend the agreement with no accruing payments.

INTRODUCTION: THE DEMAND FOR TRANSPORTATION INFRASTRUCTURE

The United States Census Bureau predicts that the American population will reach 420 million by 2050, a trend that will overwhelm our nation’s transportation infrastructure.

Current estimates suggest that overall freight demand will double over the next 40 years from 15 billion tons today to 30 billion tons. The number of trucks on the road is also expected to double. Already under unsustainable strain, the nation’s freight transportation infrastructure and highways will face even greater challenges as the total volume of freight increases.

Extensive infrastructure expansion, such as new ports, trade corridors and high-speed rail (HSR), is critical if rail and road transportation is to help mitigate problems associated with rising fuel costs, crowded highways, and greenhouse gas emissions. Population growth and development in the U.S. have made our nation increasingly reliant on rail and highway infrastructure to transport people and freight.

Clearly, a strong, efficient freight transportation system is vital to the nation’s economy. Our already-strained and out-dated railways must be upgraded to handle the projected increases in freight shipping to relieve congestion on our highways. New Trade corridors are needed to support the changes in marine shipping that will need new ports and infrastructure. Equally, new high speed rail routes are needed to increase connectivity between US cities and support the emerging new economy, and reduce auto emissions.

We are focusing on the following means to create efficient freight transportation:

•    Increase port capacity to increase our nation’s ability to distribute goods, making us more competitive in the global economy.

•

Develop larger, rail-served, inland distribution centers that will encourage more efficient movement of goods and create more capacity at ports.

•

Permit increased volume and speed of inland heavy freight, allowing inland distribution points to expand into larger, national service hubs and promote economic growth.

•

Develop profitable high speed rail for the fast movement of people and goods.

ARMT’s assets will consist of five critical areas of ownership agreements and expertise, as well as specific facilities and product patterns. The key areas are –

I.

Projects: Ten project corridors to be developed

II.

Industrial products to be used in the development process

III.

Franchise Opportunities

IV.

Partnerships and agreements

V.

Management team

1. Projects

1.1

PORT TRAJAN DEVELOPMENT – 1,122 ACRES NEXT TO CSX/NS YARDS BETWEEN HARRISBURG AND HAGERSTOWN

➢

Estimated Cost of project: $1 Billion

This land is at the center of the Harrisburg–Hagerstown Logistics Center. Once developed Port Trajan will be a transportation multimodal hub and logistics center located in Antrim Township, Greencastle, Pennsylvania on the Interstate 81 Corridor and the intersection of the CSX and NS freight railroad “Crescent Corridor”, and 2,500 mile network of rail and terminals from Pennsylvania to Alabama. Both CSX and NS are developing rail-truck facilities in this corridor. ARMT envisages developing its land holdings to provide a distribution center consisting of terminals with rail connections to NS and CSX facilities. The terminals will be used for “stuffing” and repackaging rail containers (40 foot) to truck (52 foot) containers, storage and warehousing, and truck distribution.

1.2

PORT MOBILE AND ALABAMA CORRIDOR TOLL ROAD AND RAIL ROAD

➢

Estimated Cost of project: $10 Billion

ARMT, Inc. has contracted for the rights to build a 350-mile toll road and railroad connecting Orange Beach, Port of Mobile and Huntsville Trade corridor. The corridor can be developed to Memphis, Indianapolis/Chicago, Cincinnati, and Columbus. Development of corridor to include urban areas, airport, and terminal facilities. The Port of Mobile will be improved to take the large ships capable of using the Panama Canal. It will be connected to Inland Ports and airports at locations along the corridor including Huntsville, AL, Memphis, TN, Birmingham, AL, Louisville, KY, Knoxville, TN to Columbus, OH. The project has the support of Appalachian Regional Council and specific government development agreements with the state of Alabama.

The Alabama Toll Road Facility Inc. (ATFI) as a non-profit corporation has been granted tax exempt status under the Title 26 U.S.C. 501(C)(3) for the purpose of the project. The project will be financed by tax exempt bonds issued in accordance with the joint resolutions of the Alabama House and Senate.

Mobile Trade & Transport Corridor: Population and Required Linkage

Alabama Toll Facilities Inc. (Toll Road) and Train Station

1.3

SARAH JEWEL MATHIAS INTERNATIONAL AIRPORT (KSJM) & PORT OF OSTIA

➢

Estimated Cost of project: $2.5 – $3.0 Billion

The Sarah Jewel Mathias International Airport (KSJM) and Port of Ostia aerotropolis will revolutionize logistics in the United States. The existing transportation and distribution infrastructure in the South has been identified as insufficient to meet the anticipated demand over the next several decades. The ARMT team has developed a plan to meet the demands of the future and to combat the existing distribution shortfalls by creating the most elaborate multi-modal distribution system the world has ever seen.

The aerotropolis will be located in west-central Alabama approximately half way between the Gulf of Mexico and the Tennessee border. High speed rail, freight rail and a toll road will connect the aerotropolis with the port to the south and connections to high density population centers to the north.

The airport component of the aerotropolis has been envisioned to accommodate the next generation of mega-sized aircraft that have not yet even been designed. Many airports around the world are finding it difficult to handle the largest aircraft that are currently in service such as the Airbus A380. Most of the existing airports around the world are constrained by physical barriers that inhibit their ability to expand to accommodate the massive size of the aircraft that operate today. This will not be an issue at KSJM. The airport will have four parallel runways 18,000 feet long and 250 feet wide as well as a crosswind runway measuring 12,000 feet long and 250 feet wide. Design criteria for the taxiway system, aircraft parking areas and the runways have been planned to accommodate the new large aircraft of today as well as the next generation aircraft of tomorrow.

• Four 18,000’ x 250’ Runways

• 24/7 Air Traffic Tower - No Curfew

• Unrestricted Airspace

• R & D Facilities

• 1,600-acre Inland Rail Port

• Town Center

• 2,300-acre Industrial Park

• Competitive Rates

• Incentives

• Greenfield Site

• Design/Build-to-Suit (Expandable)

• 1,800-acre Airport Business Park

• Shipping & Receiving (Logistics)

• State-of-the-Art Facilities

• Customer Reception Center

• Corporate Aircraft Ramp

• Nearby Residential/Retail/Hotel

• Aviation Maintenance

• Aviation Manufacturing

• Corporate Housing

• 24/7 U.S. Customs Port of Entry

• Full-Service Fixed-Based Operator

• Research & Development

• Flight Testing Facilities

AIRPORT PARK - MIXED USE INDUSTRIAL, COMMERCIAL AND RETAIL

Mobile Sarah Jewel Mathias International Airport (KSJM) & Port of Ostia

1.4

HIGH SPEED TRAIN CORRIDOR ATLANTA – BIRMINGHAM

➢

Estimated Cost of project: $3 Billion

ARMT has the right to develop this corridor as a high speed rail connection between the cities. The aim would be to provide high speed frequent rail service that would provide improved mobility for people and goods and at the same time provide an operating profit. The project would be developed as either a freestanding enterprise or a public-private partnership (PPP) with an array of public and private support for the project. Feasibility study for the corridor has been completed by TEMS.

Atlanta to Birmingham High Speed Train Corridor

Legend
Proposed Stations
Dedicated Use Representative
Shared Use Representative
Other Evaluated Alternatives
Interstate
Railroads
ATLANTA
ANNISTON
DOUGLASVILLE
BIRMINGHAM
H-JAIA
75
59
65
20
85
65
Atlanta to Birmingham
Representative Routes and Potential Stations
0
10
20
40
60
Miles
N
W
E
S

1.5

HIGH SPEED RAIL CORRIDOR – PITTSBURGH TO PHILADELPHIA

➢

Estimated Cost of project: $2 Billion

ARMT is in negotiations with the state of Pennsylvania to create a Public-Private Partnership to take over High Speed Rail operations between Pittsburgh and Philadelphia. The project will seek to significantly upgrade the route and train speeds to create a profitable operation for the movement of people and parcels that can be franchised to ARMT High Speed Rail Operations Company.

1.6

TEXAS TRADE CORRIDOR – PORT FREEPORT/SH 36A

➢

Estimated Cost of project: $2.5 – $3.0 Billion

This project would be similar to the Mobile Trade and Transport Corridor. The project would provide Texas with a Gulf port (Port Freeport) with 50 feet of water capable of taking the large ships that will use the recently expanded Panama Canal. Port Freeport would serve the Dallas-Fort Worth market, which is the third largest Logistics Center in the US after Los Angeles and New York/New Jersey. The project would combine port improvements of Freeport with a new 65-mile greenfield route from the port to give more direct access to both BNSF and UP routes to the Dallas–Fort Worth market. TEMS has completed feasibility and Business Planning studies for the corridor. It is anticipated that Athe Company would be supported by local investors and equity partners.

Texas Trade and Transportation Corridor After Panama Canal Expansion

Room to grow?
Freeport Estimated Share:
40% of Dominant Area
10% of Competitive Area
MT
ND
MN
OR
ID
SD
WY
NE
IA
WI
MI
ME
VT
NH
NY
MA
CT
RI
PA
NJ
MD
DE
OH
IN
IL
NV
UT
CA
CO
KS
MO
KY
WV
VA
NC
TN
OK
AR
AZ
NM
SC
GA
AL
MS
TX
LA
FL
Port Name
Houston, TX
LA/LB, CA
New York, NY
Norfolk, VA
Savannah, GA
Seattle,WA
1287K TEUs
Freeport Competitive Market Area (Outside)
1451K TEUs
Freeport Dominant Market Area

22

1.7

PORTUS DE JEWEL PORT

Portus De-Jewel Mexico: The Portus De- Jewel Mexico, the new premier gateway for international commerce, is located approximately 600 miles south of Yuma Arizona Intermodal Port along the Mexican coast line. The Portus De- Jewel Mexico encompasses 176,000 acres of land and water along 26 miles of waterfront. It features 40 passenger and 384 cargo terminals, including automobile, breakbulk, container, dry and liquid bulk, multi-use, and warehouse facilities that handle billions of dollars’ worth of cargo each year.

The Portus De-Jewel Mexico consist 64 shipping/receiving berths at lengths of 15,000 ft. each.  The total number of ships berthed at one time is 320 ships.  The water depth is constant at 55 ft.

Portus De-Jewel Mexico expects it will be able to accept the following economic base from Port of Los Angeles:

•

1.1 million jobs

•

$89.2 billion in California trade value

•

$223 billion in U.S. trade value

•

$5.1 billion in state tax revenue

•

$21.5 billion in federal tax revenue

•

Port customers contribute about $760 million to the local economy.

Economic Impact

•

We will intercept shipments going to the Los Angeles Port at approximately $500 billion dollars per year.

•

Port customers will contribute approximately $27.8 billion dollars per year to the local economy within the Portus De-Jewel Mexico complex.  The Port contributes substantially to the economy, in part, through the following activities:

Port Industries

Port industries are businesses involved in the moving and handling of maritime cargo.

•

Dollars: For every dollar spent by port industries - another 97 cents is generated in indirect and induced sales in the region.

•

Jobs: Accounts for approximately 32,000 direct port industry jobs (85% of which are trucking and warehousing jobs).

Port Users

The biggest contributors to the economy, port users, are businesses that use the Port to receive imports or ship exports. Export manufacturers are major port users. Other port users include local manufacturers who process imported unfinished goods.

•

Dollars: Port users generate approximately $12.1 billion and stimulate an additional $5.5 billion in local industry indirect sales. Local "re-spending" by workers employed by port users and the industries they impact amount to approximately $4.1 billion. Each dollar of spending for port user goods and services produces about 79 cents of additional industry sales in the region.

Port Customers

Port customers are the retail and other non-cargo businesses in the Port. They are most important to communities near the Port as a source of jobs, recreation and specialty consumer goods.

•

Jobs: Direct jobs associated with port customers numbered about 6,400 or roughly half of the jobs actually located in the Port. For every one of these port customer jobs, nearly 1.7 additional jobs are created elsewhere in the region.

Portus De Jewel

AMERI-METRO INCORPORATED
NEW TRAIN STATION
NEW STREETS
NEW AIRPORT TERMINAL
NEW DISTRIBUTION WAREHOUSES
NEW CONTAINER YARD - LEFT BLOC: 3,864 ac. TO ACCOMODATE 1.3 million TO 1.5 million STANDARD 40'-0" CONTAINERS STACKED 5-HIGH AT ANY GIVEN TIME.
NEW STORAGE WAREHOUSES AND GENERAL MAINTENANCE SHOPS AT EACH END.
RUBBY PARK
LADY GLADYS SECURITY TOWER #3
NEW BRIDGE
NEW INCOMING RIVER: NORTHERN ½ LANE IS FOR COMMERCIAL (cargo, cruiseliners, etc) AND THE SOUTHERN ½ LANE IS FOR NONCOMMERCIAL SHIPS (private).
LADY GLADYS SECURITY TOWER #4
SHIPS IN
SHIPS OUT
EXISTING INTERSTATE 1 TO BE UPGRADED TO ACCOMODATE INCREASED TRAFFIC VOLUME
NEW STREETS
NEW MIXED-USE INTERNATIONAL AIRPORT MASTER SITE
NEW WATERWAY FOR 10 CARGO SHIPS EACH TO DOCK: 32 WATERWAYS = 320 SHIPS
EACH SHIP HAS THE CAPACITY TO CARRY UP TO 16,000 CONTAINERS; HOWEVER, THE AVERAGE "HEAVY" CAPACITY IN THE PRESENT DAY USUALLY IS AROUND 7,000 TO 10,000 CONTAINERS. THEREFORE, WE ARE LOOKING AT: 320 SHIPS x 7,000 CONTAINERS = 2.24 million TOTAL CONTAINERS (per day).
NEW CONTAINER YARD - RIGHT BLOC: 3,864 ac. TO ACCOMODATE 1.3 million TO 1.5 million STANDARD 40'-0" CONTAINERS STACKED 5-HIGH AT ANY GIVEN TIME.
NEW STORAGE WAREHOUSES AND GENERAL MAINTENANCE SHOPS AT EACH END.
LADY GLADYS SECURITY TOWER #2
SHANTI PARK
ZENITH PARK
NEW BRIDGE
PROPOSED PROPERTY LINE
LADY GLADYS SECURITY TOWER #1
NEW OUTGOING RIVER: NORTHERN ½ LANE IS FOR NONCOMMERCIAL (private) AND THE SOUTHERN ½ LANE IS FOR COMMERCIAL SHIPS (cargo, cruiseliners, etc).
REGENA PARK
SALEEM PARK
ZARENA PARK
(Nasim Blvd.)
(Harry Dias Blvd.)
(Jewell Blvd.)
(Beulah Blvd.)
(Shah Blvd.)
(Claudia Blvd.)
(Shafat Blvd.)
(Monet Blvd.)
(railroad)
2500'-0"
8000'-0"
26,500'-0"
47,500'-0" (industrial zone)
2000'-0"
10,000'-0"
3000'-0"
29,000'-0" (industrial zone)
500'-0"
1 2 3 4 5 6 7 8
Portus De Jewel [circa 2013 AD]
LEGEND:
AIRPORT TERMINAL and HANGERS
STORAGE and DISTRIBUTION FACILITIES
CONTAINER YARDS
LOW DENSITY MIXED-USE DEVELOPMENT AREAS: COMMERCIAL, RESIDENTIAL, MARINAS, ETC.
HIGH DENSITY MIXED-USE DEVELOPMENT AREAS: CIVIC, RETAIL, OFFICES, MULTIFAMILY, ETC.
MISCELLANEOUS DEVELOPMENT AREAS
"GREEN" PARK AREAS
NEW MANMADE RIVER and COMMERCIAL WATERWAYS
N
MASTER PLAN
1" = 12,000'-0" (2.27 miles)
0 6000' 24,000'
3000' 12,000' 48,000'
DETAIL 0

1.8 PORT CLAUDIA’S (GREATER YUMA PORT) AUTHORITY AND TRADE CORRIDOR

ARMT has the developmental rights for a new port (Claudias) in the County of Yuma, Mexico and a trade corridor to be built through the Mexico-Arizona border in coordination with Federal Authorities and agencies to establish a foreign trade zone within Yuma County Arizona and developing business zones and the trade corridor through the region.

Port De Claudius and Inland Port

1.9

OTHER HIGH SPEED PROJECTS

The following High Speed Rail corridors have been evaluated by TEMS as being projects that can be developed profitably by ARMT as a private sector or public-sector partnership projects.

	Corridor	Bus Plan	EIS	Cost to Develop	Time
1	Los Angeles-Phoenix-Las Vegas	X	X	$10-12 Billion

2	Hampton Roads-Richmond-Washington	✓	X	$7 Billion

3	Dallas-Ft. Worth-Houston-Austin	X	X	$15 Billion

4	Columbus-Cleveland-Cincinnati	✓	X	In Progress, $4-6 Billion

5	Denver-I-25 Corridor	✓	X	$4-6 Billion

6	Calgary-Edmonton	✓	X	In Progress, $2-3 Billion

7	New York-Washington	✓	X	$10 Billion

8	Toronto-Montreal	✓	✓	In Progress, $4-6 Billion

9	Chicago-Detroit	✓	✓	$2-3 Billion

2. Industrial Products

2.1

INTRODUCTION

ARMT plans to develop projects as opportunities are presented, related or ancillary to the transportation or transportation-related fields.

HSR Technologies, Inc. is a related party of ARMT.

HSR Technologies, Inc. as the ‘equitable Owner/Developer’ has secured certain properties by agreement with the intent of constructing manufacturing facilities on the properties for the following: Fabrication, assembly and welding of; steel, aluminum and stainless steel with no foundry or casting operations.

HSR Technologies, Inc. has chosen the properties in question for industrial development after an extensive search of York County properties.

The requirements for the proposed development proposedwere:

The property has 449+/- acres which will allow for the development area needed while providing future expansion capabilities. Rail service is critical to the business model, which is based on rail use. The site in question has 3,600 linear feet of rail line traversing it and provides ample areas for siding access. Access to major roadways is a critical component of any manufacturing use. The subject properties have direct access to an arterial road, West College Avenue, a state road; a collector road, Hokes Mill Road, also a state road; and three local roads, offering many potential points of access. Also, the site is within 2200 feet of PA Route 462 and the Route 30 bypass.

2.2

HIGHWAY REBAR

The Company has the right to a new rebar product that can be used in its development of highways and rail route structures. ARMT would manufacture the Rebar for use in projects like the Alabama Toll Road, and the Texas Trade Corridor, and Yuma Trade Corridor.

The Company is the only USA composite C-Rebar Company that is federally certified to meet all federal specs for use in any government funded projects. Congress gave final approval a $109- billion transportation funding bill. Included in the compromise legislation is a provision that calls for the use of total life-cycle cost analysis as part of the contract-awarding process for new federal projects. The result could be billions of dollars in new business for the composites industry.

The fiber reinforced polymer (FRP) composites industry has long advocated for the U.S. Congress to require the states to employ a life-cycle cost assessment when issuing contracts for infrastructure construction.

As a practical matter, such a provision will save money because new infrastructure construction would take into account both the cost of installation and long-term upkeep, rather than awarding a contract solely on the basis of lowest initial cost. According to the new bill, the engineering analysis used by the State Departments of Transportation for awarding construction contracts for highway bridge projects shall "be evaluated by the State ... on engineering and economic bases, taking into consideration. Acceptable designs for bridges ... and ... using an analysis of life-cycle costs and duration of project construction." This change paves the way for the use of composites and other high-performance materials in major infrastructure projects.

"These life-cycle cost analysis requirements should push the states toward the use of longer-life and lower-maintenance-cost designs, including projects that employ non-rusting and light-weight components such as Composite C- REBAR, girders, and deck systems," says the Senior Director of Government Affairs at the American Composites Manufacturers Association, John Schweitzer. "There are over 600,000 highway bridges in the U.S., making this a very large potential market for FRP composite products." For more information about the benefits of life Dee-cycle cost assessment read this white paper by transportation policy expert and three decade veteran of the Congressional Research Service, John W. Fischer.

In February 2011, the Company issued an offer letter to purchase a rebar plant for cash of $4,750,000 and an option to purchase management services to support the operations of the plant. The Company is also engaged in development of other transportation projects, including the development of a toll road in the State of Alabama Company needing 400 MILLION FEET of Composite C- Rebar. HSR Technologies, Inc. will facilitate the manufacturing and distribution of Composite C- Rebar.

U.S. Patent Numbers: 5,702,816; 5,763,042; 5,851,468; 5,876,553; 6,485,660 B1; and 6,493,914 B2

2.3

COMPOSITE RAILROAD TIES

ARMT holds the patent for producing rail ties that will be used to build the railroad system in projects like Penn Port and the Mobile and Texas and Yuma Trade corridors.

On April 16, 2012 the Company entered into an agreement to purchase intellectual property from a related party in exchange for $8,000,000 per country license. The Company issued 100,000 shares of common stock to secure contract rights. HSR Technologies, Inc. site will facilitate the manufacturing and distribution of Composite Rail Road Ties. Company will use over 40 million Composite Rail Road Ties for its current projects.

U.S. Patent Number: 5,996,901; 7,931,210

2.4

RAILCAR/LOCOMOTIVE PRODUCTION CAPABILITY

Hi Speed Rail Car Assembly Line: constructing facilities on the properties for the fabrication, assembly and welding of steel, aluminum and stainless steel assemblies The use will include the fabrication rail car assemblies received pre-prepared. The company believes that the United States suffers from an overburdened transportation infrastructure and that a fundamental overhaul of the national transportation structure is needed. The Company anticipates that it will be able to assist in this “fundamental overhaul” by providing both the hands-on expertise and investment resources to establish an intermodal grid comprised of transportation and support services extending to urban and outlying areas alike.

The Company is focused on the development of efficient transportation systems, primarily high-speed rail networks for passenger and freight and the ancillary transportation projects related to such high speed rail systems and the import and export of goods and services through an International Free Trade Zone for this and other properties.  The Company anticipates that it will, directly or through subsidiaries, develop plans and then coordinate and supervise the financing, construction and development of such transportation projects by bringing together the resources, plans, financing, approvals and HSR Technologies, Inc. needed to implement such transportation systems.

HSR Technologies, Inc. has chosen the properties in question for industrial development after an extensive search of York County properties. The requirements for the development proposed were:

A significant amount of adjacent land is open and undeveloped land. In this case, the 449+/- acres will allow for the development area needed while providing future expansion capabilities. Rail service is critical to the business model, which is based on rail use. The site in question has 3,600 lineal feet of rail line traversing it and provides ample areas for siding access.

Access to major roadways is a critical component of any manufacturing use. The subject properties have direct access to an arterial road, West College A venue, a state road; a collector road, Hokes Mill Road, also a state road; and three local roads, offering many potential points of access. Also, the site is within 2200' of PA Route 462 and the Route 30 bypass.

The subject properties provide a rare combination of components needed to establish a world class industrial manufacturing campus.

ARMT has an agreement with HSR Technology Inc., who will provide intellectual property for the manufacturing of railcars. The railcars can be used on the following corridors, Pittsburgh–Philadelphia corridor, Mobile–Huntsville, Birmingham–Atlanta corridor.

ARMT has entered into an agreement with RELCO Locomotives Inc., to obtain custom built equipment for both passenger and freight rail operations.

2.5

DAMAR TRUCK DECK

Damar TruckDeck: AMI entered into a contract on June 10, 2010 for the acquisition of the patents, rights, titles, and business of Damar Corporation LLC, the Inventor/developer/manufacturer of Damar TruckDeck. The Damar TruckDeck is a flexible truck deck storage and organization system with an integrated frame allowing the cargo deck to be used as a hauling surface. Damar TruckDeck. The system has many configurations to fit a wide variety of uses (hunting, construction, moving, hauling, etc.) in various truck deck sizes. The Damar TruckDeck primarily consists of lockable repositionable storage units.

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

ARMT plans to develop projects that are related to transportation operations and equipment. The company entered into a contract for the acquisition of the patents, rights, and business of Damar Corporation LLC. The Damar Truck deck is a flexible deck storage system that with an integrated frame allows the cargo deck to be used as a hauling surface. This allows its use in construction, hauling, equipment, moving and a variety of other uses. The system can be easily installed or removed. It is currently marketed to Lowes, Home Depot, Sam’s Club, Costco and Meyer Distributing.

U.S. Patent Number: 8,210,592

3. Franchise

The development of the Trade and Transport Corridors and High Speed Rail Corridors will result in significant franchise operations. These include –

➢

Fuel: ARMT will franchise fuel and energy for vehicles moving in the corridors it develops.

➢

Corridor Centers for Food/Restaurants/Hotels: Food/restaurants and hotels at major intersections and terminal areas associated with its Trade, Toll and Rail corridors.

➢

Logistic Technology Applications: ARMT will develop advanced High Speed operations for Truck and Rail freight and passenger operations. High Speed Truck Lanes, truck trains and automatic truck operations will be included in Ameri Metro Toll Roads. High Speed Rail Freight and Passenger operations with train speeds up to 240 mph will be developed.

➢

Pipelines: Pipeline operations will be developed where appropriate to facilitate crude oil movements to coastal refineries from inland oil fields and facilities.

➢

Cable: Cable will be laid along ARMT corridors to increase capacity for phoneline operators.

➢

Parking: Parking facilities will be developed at critical network locations and at network nodes.

➢

Advertising: Advertising facilities will be developed as appropriate along ARMT corridors and key locations at Terminals and Facilities.

➢

Franchise Zones: ARMT has developed a nationwide franchise Zone System that it will use with both projects and products. The franchise zone system allows ARMT to recognize regional differences in pricing and franchising its market products. The zone system is given on the next page.

➢

Franchise Zones

ZONE 1: CA, NV, OR, WA
ZONE 2: FL, GA, NC, SC
ZONE 3: ME, NH, MA, RI, CT, VT
ZONE 4: DC, DE, MD, NJ
ZONE 5: NY, OH, PA, VA, WV
ZONE 6: AL, KY, MS, TN
ZONE 7: AR, IL, IN, LA, MO
ZONE 8: OK, TX
ZONE 9: IA, MI, MN, WI
ZONE 10: NE, MT, ND, SD
ZONE 11: CO, KS, NM, WY
ZONE 12: AZ, ID, UT

4. Partnerships

4.1

INCHCAPE SHIPPING SERVICES (ISS) - PORT TRAJAN AGENT

Inchcape Shipping Services (ISS) is one of the world’s leading maritime services providers. Through its proprietary network of some 290 offices employing over 3,900 people across 65 countries, ISS provides its customers with an unparalleled global resourced delivered locally and tailored to each customer’s individual needs.  It is an independently owned and managed company not under the control of the Organizer. Its diversified customer base includes clients across the oil, cruise, container and bulk commodity sectors, and it is engaged in serving naval, governmental and inter-governmental clients. Additionally, ISS provides landside commercial and humanitarian logistics, transit, offshore support and other associated marine services. ISS also provides a growing range of outsourcing services. These include global crew and marine spares logistics; port agency management and commercial representation; and sophisticated Enterprise Resource Planning solutions through its subsidiary ShipNet and other associated organizations.

ARMT engaged agent, Inchcape Shipping Services Group as its freight operations and managers of its freight cargoes at ports and inland ports. The company has 3,900 employees worldwide to provide freight management services, shipping logistics, and freight cargo handling.

4.2

AIRPORT SERVICES

ARMT is in the process of developing agreements for four types of airport services at its airport facilities like KSJM airport.  These include:

•

Passenger Terminals

•

Air Cargo Terminals

•

Corporate Jet Services

•

Foreign Airline FAA Inspection Maintenance Service Terminals

ARMT is in discussions with several air service providers, and would expect to be able to announce a partnership once the Port Mobile Trade and Transportation Corridor moves forward.

4.3

EARTH MOVING AND ROUTE (HIGHWAY/RAIL) GRADING

The development of ARMT rights-of-way will involve considerable earth moving and route grading requirements. ARMT intends to enter into agreement with a major equipment supplier for vehicles to meet its construction needs. Specifically, ARMT will contract for earth moving equipment once the initial Mobile Trade and Transport Corridor moves forward.

4.4

ATLANTIC ENERGY & UTILITY PRODUCTS, INC. (AEUP)

AEUP is a related party of the Company. ARMT entered in to an agreement with non-related party a gasoline retail store to provide management services for fee. The fee schedule is base fee plus percentage of net revenue .The agreement call for Atlantic Energy & Utility Products, Inc. the right to purchase but not obligation to purchase the operations as part of its long range plan.

4.5

HSR PASSENGER SERVICES, INC. (HPS)

HSP is a related party of ARMT. This Company was setup to handle all on site booking, reservations, and food services; as well as hotel booking services at the industrial and technology parks. HPS entered in to an agreement with non-related party a convenience retail store operator / subway shop to provide management services for fee. The fee schedule is base fee plus percentage of net revenue .The agreement call for (HPS) the right to purchase but not obligation to purchase the operations as part of its long range plan.

4.6

MALIBU HOMES, INC.  (MH)

MH is a related party of the Company. It was up Designed to establish residential home building services. MH entered in to an agreement with non-related party. The agreement is a sales agreement for property. The property is Seller financed.

4.7

PLATINUM MEDIA, INC.

Platinum Media, Inc. is a related party of ARMT. This company was to provide all media related services. On February 19, 2014 the Company entered into a Master Agreement for Production Services with Platinum Media whereby Platinum Media will provide the Company with all of its media development needs for a 5 year term.

4.8

TRANSPORTATION ECONOMICS & MANAGEMENT SYSTEMS, INC. (TEMS): PROJECT PLANNING AND DEVELOPMENT

TEMS is a specialist firm who are experts in Business Planning for Trade Corridor/High Speed Rail. TEMS will provide “Investment Grade” Business and Financial Plans for use with Wall Street investment banking firms.  TEMS has considerable trade corridor and high speed rail experience including:

Trade Corridor Qualifications

This study was undertaken to identify the potential of Port Freeport Texas to become a major container terminal port and the investment case for building a new rail line to avoid the railroad congestion of the City of Houston, and serve the inland markets of Dallas/Ft. Worth and a hinterland that could stretch as far north as Chicago, as far west as Denver, and as far east as Birmingham.

The analysis evaluated the traffic potential for Gulf and East Coast ports of the opening of the Panama Canal using the traffic and revenue models that TEMS developed for the Panama Canal Authority (ACP) and which is in use today by ACP to estimate container, grain, auto, and petro chemical, traffic volumes and revenues. The analysis estimated the market share for Port Freeport. This analysis was made in the environment of larger ships using the Panama Canal and the expansion and deepening to 65 foot of Port Freeport. The Port Freeport expansion included “On Dock Rail” Facilities and the building of a new rail link 60 miles from Port Freeport to Rosenberg where the new line would connect to the UP, BNSF, and KCS railroads and would bypass the city of Houston.

The analysis estimated the size of the hinterland of Port Freeport and prepared forecasts for traffic from Port Freeport to the hinterland 2020 to 2050. The analysis estimated the costs for developing the Port and its infrastructure and then provided a financial and economic analysis using USDOT Tiger Grant Cost Benefit methodology. The analysis also evaluated the operating and capital cost benefits to the freight railroads of using the new rail connection at a cost per mile of 29 percent of the Alameda Corridor in Los Angeles.

SERVICES PROVIDED: Container traffic market share by port and forecasts, rail and highway inland distribution from ports, operating and capital costs, financial and economic analysis.

MARITIME ADMINISTRATION/U.S. DEPARTMENT OF TRANSPORTATION: IMPACT OF HIGH OIL PRICES ON FREIGHT TRANSPORTATION – MODAL SHIFT POTENTIAL IN FIVE CORRIDORS

TEMS prepared an overview and background synopsis on the historical and potential impacts of oil price increases on the total transportation market, mode shares, and industrial distribution logistics. This included evaluating existing trends in rail, truck, and water markets, together with an assessment of the evolving market conditions and changes in modal competitiveness, particularly with respect to long distance movements using period 2008 to 2040. TEMS forecast traffic changes for water, rail and truck traffic in five corridors including the Great Lakes and St. Lawrence Seaway. The five corridors cover ninety-five percent of U.S. population. TEMS evaluated the market share impact and assessed the energy and environmental benefits of the market share changes using the GOODS™ model.

SERVICES PROVIDED: Market share analysis, energy and environmental impacts, traffic forecasts, economic analysis, and technology assessments.

SAN PEDRO PORTS: ALAMEDA FREIGHT CORRIDOR

TEMS provided financial and economic advice to PaineWebber and Goldman, Sachs in the preparation of a $2 billion bond issue to finance a 15mile freight corridor across the City of Los Angeles. TEMS performed macroeconomic analysis, port and freight traffic projections, and tolls and user fees, and assessed the economic benefits of the project. A key TEMS responsibility was preparing the West Coast Ports Competitive Model and assessing the revenue potential of the San Pedro (Los Angeles and Long Beach) port complex, the fourth largest port in the world.

The freight forecasts were based on traffic and trade data developed specifically for the project from a variety of sources, including the U.S. Department of Commerce, Piers Journal of Commerce, and WEFA macroeconomic trade forecasts. From these sources, TEMS developed a Base Year origin-destination matrix for freight flows on a commodity and mode basis.

TEMS prepared these forecasts using a range of macroeconomic scenarios and trade regulatory conditions. The analysis considered the impacts of NAFTA on North American trade and traffic, as well as the expansion of European, Asian and Latin American trade blocks. The forecasts were then disaggregated on a mode basis and were evaluated in terms of improvements to new transport technologies and systems and the impact of new infrastructure and tariff systems.

SERVICES PROVIDED:  Demand, revenue, financial analysis, economic, and cost/benefit assessment of freight feasibility, implementation and port master planning

AUTORIDAD DEL CANAL DE PANAMA’S (ACP): PANAMA CANAL ROUTE CHOICE MODEL

TEMS developed within the GOODS™ Model framework, a route choice model for the Panama Canal. Using a zone system designed to reflect world trade flows between North America and the rest of the world, TEMS developed a route choice model using the GOODS™ equilibrium model structure. The origin-destination data showed the country of origin and destination for container, vehicle, and grain flows. Container traffic was disaggregated to include food, industrial goods, furniture, computers, raw materials, and finished goods. The North American market was broken down into thirteen regions, and connected to the major port systems such as Pacific North West, Southern California, Gulf, Northeast Ports, etc. A supply side generalized cost model was developed linking all the major international traffic flows to North America. The analysis segmented markets on a geographic basis and over 54 individual models were calibrated to identify specific market characteristics.

The model was used to forecast a range of impacts on world trade including: oil prices, maritime costs, port congestion, and distribution costs. A full sensitivity analysis was completed showing the impact of socioeconomic growth trends, as well as the impact of specific transportation issues such as labor costs, oil prices, port charges, canal tolls, and inland distribution costs. As a result, a full range of risk factors were developed showing the likely changes in world trade and their impact on Panama Canal traffic and revenue.

SERVICES PROVIDED: Freight analysis, route choice forecasts, cargo forecasts, technology assessment and economic assessment

High Speed Rail Corridor Qualifications

NINE MIDWEST STATES AND THE FRA: MIDWEST REGIONAL RAIL INITIATIVE (MWRRI)

The MWRRI is an ongoing effort to improve and expand the passenger rail system in the Midwest. The program is sponsored by the Federal Railroad Administration, and the transportation agencies of nine states: Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Nebraska, Ohio, and Wisconsin.

TEMS led the consultant team and provided ridership and revenue forecasts, operations planning, technology assessment, financial and economic analysis, institutional arrangements, implementation, and business planning, and directed the work of the other members of the consultant team.

SERVICES PROVIDED: Operations analysis, demand forecasting, technology assessment, station planning, financial planning, market and economic assessment, institutional planning and public financing.

OHIO RAIL DEVELOPMENT COMMISSION: OHIO AND LAKE ERIE REGIONAL RAIL OHIO HUB STUDY - BUSINESS PLAN

As part of the Midwest Regional Rail Initiative, TEMS was retained to develop a business plan for the Ohio and Lake Erie Cleveland Hub Regional Rail System. In developing the business plan, an extensive analysis of the engineering, operations, ridership, and revenues associated with the project was carried out. Using this data, TEMS built a business plan that assessed both the financial and economic potential of the system. The evaluation assessed the potential for public/private partnerships and the role of federal funding for the project. To meet this need, the economic evaluation used both US DOT, and a private sector evaluation of the economic benefits of the project.

SERVICES PROVIDED: Demand forecasting, economic analysis, market assessment, project funding

MAJOR INTERNATIONAL RAILROAD: NORTHEAST CORRIDOR HIGH SPEED RAIL BUSINESS PLAN

TEMS has been involved in developing an evaluation of high-speed train operations in the Northeast Corridor.  TEMS has assessed the full range of potential technologies and considered the need for new routes and alignments and their impact on train performance and both ridership and revenue.  TEMS has compared its results to those of Amtrak’s Vision Plan and has identified ways to develop more effective operations for commuter and regional rail, and freight rail while providing improved high-speed rail timetables.  TEMS also considered the potential for integrating high-speed rail and airline operations.

SERVICES PROVIDED:

 Ridership and revenue forecasting, operations planning, route analysis, capital and operating costs, financial and economic impact analyses.

ROCKY MOUNTAIN RAIL AUTHORITY: HIGH-SPEED RAIL FEASIBILITY STUDY - BUSINESS PLAN

For the Rocky Mountain Rail Authority, TEMS developed a comprehensive business plan.  The business plan was based on a market analysis for the corridor that defined base and forecast ridership and revenues for business, commuter, social and tourist travelers. The market analysis was used to evaluate three different technologies - 79 mph, 110 mph, and 125 mph. Specific operating and engineering plans were developed for each technology, and they were assessed using USDOT/FRA public-private partnership criteria. This required a positive operating ratio and cost benefit ratio. To support the public outreach for the project, TEMS completed an Economic Rent Analysis showing the benefits to each community of developing the passenger rail system.

SERVICES PROVIDED: Rail ridership, station planning, rail operation analysis, route analysis and engineering, business plan, financial and economic analysis.

MICHIGAN DEPARTMENT OF TRANSPORTATION: RIDERSHIP AND REVENUE UPDATE STUDY

TEMS recently updated the ridership and revenue forecasts for the Michigan Passenger Rail System. TEMS updated the socioeconomics, modal networks and traffic volumes for the three Michigan corridors using the MWRRI zone system, and values of time.  TEMS used the 2010 database to estimate ridership and revenue for both Phase 1 and Phase 7 of the MWRRI build out.  Forecasts were made for 2020 and 2030 on a business and non-business purpose.  The study estimated the rail ad competitive modes (auto, air, and bus) market shares and identified the impact of rail travel time, on-time performance, and frequency on ridership and revenue forecasts. The study also estimated the impact of the Chicago Hub and specifically the building of the Illinois and Wisconsin corridors.

SERVICES PROVIDED: Ridership and revenue forecast.

GEORGIA DEPARTMENT OF TRANSPORTATION: HIGH-SPEED RAIL PLANNING SERVICES: ATLANTA-LOUISVILLE-BIRMINGHAM-JACKSONVILLE

TEMS provided the Operating Plans and Costs along with the financial and economic analysis for three Georgia corridors. Atlanta-Birmingham, Atlanta-Louisville, and Atlanta-Jacksonville.  TEMS supported HNTB and PB with the development of new alignments for both 110-mph and 220-mph steel wheel technology along with a Maglev corridor for the Birmingham-Louisville corridor. TEMS estimated operating costs considering cost drivers such as train miles, passenger miles, and fixed costs.

Once the ridership and revenue and capital costs were calculated, TEMS provided both the financial and economic analysis for each corridor and technology.  TEMS completed a sensitivity analysis using high and low estimates of ridership and capital costs.

SERVICES PROVIDED: Operating Plans, Operating Costs, Financial and Economic Analysis.

4.9

ARCHITECTS /ENGINEERING

EASTERN DEVELOPMENT & DESIGN, INC. (ED&D)

ED&D is a related party of ARMT This company was set-up to provide all architectural  service and civil engineering. ED&D entered in to an agreement with non-related party to provide civil engineering and architectural service for fee for the development of liquor and convenience store. Work is in progress.

ARCHITECTS

MICHAEL M. RAPHAEL - ARCHITECT

Architectural Registration: Pennsylvania / Virginia / Texas

Education: Bachelor of Architecture - Virginia Tech 1972; Master of Theology - Christian Bible College and Seminary

Experience: With more than 40 years’ experience in a successful Architectural career Mr. Raphael is proficient and highly skilled in all phases of the design process including:

•

Client Relations

•

Space Programming

•

Master Planning

•

New Urbanism Code analysis

•

Schematic Design

•

Design Development

•

Contract Documents

•

Specification writing

•

Construction Administration.

Mr. Raphael’s experience ranges from small commercial projects to mega-retail and mega-corporate projects including the design of:

1. Ameri Metro Port Design and Planning

2. Ameri Metro Master Planning of Jubilee Square and other Ameri Metro Towns

3. Ameri Metro Corporate Office Building

4. Medical office Buildings

5. Police Departments and other Governmental Facilities

6. Retail / Commercial Buildings / Tenant Interior Design and Build-out

Business Ownership:

Crigler Raphael Associates, PC 1985 – 1990 Owner / Vice-President

Raphael Architects, PC 1990 – 1999 Owner / President

Architectural Design Associates, PC 1999 – 2012 Owner / President

Current Position: Freeland Engineering and Architecture - Chief Architect.

JEFFREY CLAYTON SCHAEFFER - ARCHITECT

Education: Bachelor of Architecture, University of North Carolina at Charlotte, NC, 2006; Bachelor of Arts degree in Architecture, East Carolina University, Greenville, NC, 1991

Experience: With over twenty years’ experience in architectural design including management and three in corporate interiors, I have exceptional skills and experience in planning, detailing, designing and coordinating projects both in the public and private sectors. My excellent communication, public relations, problem-solving and leadership skills, combined with my deep knowledge of building codes, make me a highly valuable employee, team player and leader.

Project Types: commercial/residential design, civic centers, remodeling/renovations, and landscaping.

Responsibilities including:

•

Solely responsible for client/design/contractor coordination and contract documentations per Washington, D.C. permitting standards as well as Virginia and North Carolina.

•

Executing all phases of architectural design (including site analysis, programming, schematic design, design development, code research, construction documents, and construction administration)

•

Performed remodeling/renovations, interior design and decorating including various palette board presentations, photography, carpentry, etc. (80% of work)

•

Executing 3-D renderings (free-hand and digital), documenting all phases of architectural design, and permits (when applicable)

•

Performed hands-on construction work.

Business Ownership:

JḃK² Design Group LLC, Washington, D.C./Fredericksburg, VA./Charlotte, N.C. [June 2012 to present]

Owner / Principal

ENGINEER

MR. JERRY T. STAHLMAN, P.E. – PROFESSIONAL ENGINEER

Education: Civil Engineering, University of Massachusetts, 1967

Experience: Mr. Stahlman is a Registered Professional Engineer and has over 40 years’ experience in Engineering Design and Construction of Infrastructure and utility projects.

Mr. Stahlman’s experience includes working with the U.S. Department of Agriculture on regional flood control projects and with the Commonwealth of Pennsylvania Department of Environmental Protection in the waste water treatment permit division.

Business Ownership:

Mr. Stahlman is owner and manager of Stahlman Engineering, a design company specializing in Infrastructural Systems. This work includes regional wastewater treatment systems, roadways and bridges and interceptor and collection systems. His experience includes Engineering reports for financing regional plants with tax free bonds.

Mr. Stahlman has served as past president of the Central Section of the Water Pollution Control Association of Pennsylvania, past chairman of the Warrington Township Board of Supervisors and as past president of the York County Association of Townships of the Second Class.

5.

Management Team

THE ARMT MANAGEMENT TEAM CONSISTS OF –

SHAH MATHIAS – ARMT  –  FOUNDER

Mr. Shah Mathias founded ARMT and leads its Merger & Acquisitions and New Business Development team.  Mr. Mathias served as Chief Executive Officer and President of ARMT  He served as the President, Treasurer and Secretary of Yellowwood Acquisition Corp. since April 17, 2012. In 2002, he started PennDel Land Co., and is its Owner.  He serves as Secretary of Hi Speed Rail Facilities, Inc. Mr. Mathias has an extensive background in real estate and property development. Beginning in 1988, he commenced his career in real estate with the personal acquisition and like-kind exchange sales of investment property. In 1992, Mr. Mathias started a mortgage-banking corporation underwriting loans under his own name and selling such loans on the open market. By 2000, his company had underwritten more than $1 billion in loans. He serves as Chairman of Hi Speed Rail Facilities, Inc. He served as Director of ARMT since June 12, 2012. He served as a Director of Yellowwood Acquisition Corp. since April 17, 2012. Mr. Mathias received his education at Penn State Institute of Technology.

MR. HAROLD HATCHETT, III, – CHIEF FINANCIAL OFFICER

Mr. Harold Hatchett, III, as ARMT Director and Chief Financial Officer has worked for several major corporations such as Royal Dutch Shell, Bertelsmann Music Group, Aetna and Heritage Inks International (a Citicorp Venture Capital company) over his 30+ year career. He has recently served as Group Managing Partner and CFO for OCTCET Inc., from 08/2012 to present. Mr. Hatchet served as

Shell CFO of Upstream Americas, from 04/2011 to 05/2012; Shell COO Business Services, UK from04/2000 to 07/2003. Shell VP Investor Relations Americas, from10/2003/ to 06/2011; and Shell VP External Engagement Strategy, from 07/2011 to 04/2012.

Harold serves on the Executive Advisory Board of the School of Business and Economics at North Carolina A&T University and Longwood University. He is a Board of Directors member of the Executive Leadership Council. Also, he is a former Board of Directors member of Affinity Health Plan in NY and served as Treasurer. He is a of graduate of Longwood University, BS, Finance & Accounting.

RONALD N. SILBERSTEIN – CHIEF OPERATING OFFICER

Ronald N. Silberstein, as ARMT Chief Operating Officer and a Director. Mr. Silberstein, a Certified Public Accountant and a Certified Franchise Executive, was previously Managing Member of the Silberstein Ungar, PLLC CPA firm, from 08/2010 to 07/2014 and has extensive experience with entrepreneurial companies, having worked with them either as clients or as a C-level executive for more than 30 years.  He is a 1979 graduate of the University of Michigan’s Stephen M. Ross School of Business.

GENERAL COUNSEL

John W. Thompson serves as Chief Legal Officer and a  Director for ARMT in York, PA.  Mr. Thompson was a judge on the York County Court of Common Pleas in York County, Pennsylvania. He was elected to the court in 1997 and was retained in 2007 for 10-year term, expiring in 2017. Thompson retired before the end of his last term on May 31, 2015 Thompson received both his undergraduate and J.D. degrees from the University of Pittsburgh.

FINANCIAL COUNSEL

Special financing counsel

Scott Dietterick, Esq.
James Smith Dietterick & Connelly, LLP.
Hershey, PA

SEC Attorney

Matthew McMurdo, Esq

New York, NY

Infrastructure counsel

William Sundstrom, Esq.

Robert Brannen, Esq
Sundstrom & Mindlin
Tallahassee, FL

Special securities counsel

Jim Cassidy, Esq.
Cassidy & Associates
Washington, DC

Special tax counsel

Belinda France, Esq.
France Law Firm
Tallahassee, FL

Special Financial advisor

SUSQUEHANNA MORTGAGE BANKER CORP
ING INVESTMENT MANAGEMENT CO.  Asset Manager
Penn Venture Capital, Inc.

BUSINESS PLANNING

Alexander Metcalf, PhD – (Planning) Transportation Economics &  Management Systems, Inc.

Dr.  Alexander Metcalf, President of TEMS will serve as Project Director for ARMT Investment Grade studies. Dr. Metcalf personally directs all projects at TEMS and has built the firm’s reputation based on professional product and close client interaction. Dr. Metcalf is a professional transport economist with 30 years of freight and passenger planning experience. Previously, Dr. Metcalf was Chief Economist for British Rail and was responsible for the planning of a number of major rail freight passenger and port projects including the East Coast Main Line ($8 Billion), Channel Tunnel ($16 Billion), as well as the West Coast 125HST program ($5 Billion). His recent projects include the Panama Canal-ACP, Great Lakes and St. Lawrence Seaway New Cargoes/New Vessels Market Assessment-USDOT, Port Freeport-SH 36A Rail Corridor Study, Alameda Corridor-Port of Los Angeles, Great Lakes Trade Study-Transport Canada, Great Lakes Bulk Ships Cost Benefit Study, USDOT Channel Tunnel Freight Corridor Project-Transmark, North American Ports Model-Goldman Sachs, and Northeast Corridor Freight Market Study-UBS Painewebber.

Dr. Metcalf’s recent high speed rail projects include Northeast Corridor High Speed Rail Study, Detroit-Chicago EIS Tier 1 Demand Forecasting Study, Atlanta-Charlotte EIS Tier 1 Operations Planning, Hampton Roads High-Speed and Intercity Passenger Rail Vision Plan, Rocky Mountain High-Speed Rail Business Plan Study, Tri-State III High-Speed Rail Study, VIA Rail Feasibility Study and Business Plan, Minneapolis-Duluth/Superior High-Speed Restoration of Intercity Passenger Rail Service - Comprehensive Feasibility Study and Business Plan, Ohio and Lake Erie (Ohio Hub) Regional Rail System, Midwest Regional Rail System, Florida Intercity Passenger Rail Business Plan, Alberta High Speed Rail Investment Ridership Study.

Dr. Metcalf was Chair of the European Freight Movement Study Technical Committee that was carried out by the European Community (EEC) and a member of the Steering Committee for the EEC European Passenger Transport Study. Dr. Metcalf has completed studies for the Investment Banks, World and Asian Banks, as well as Federal and State governments across the US.

Education

PhD/1974/London University/ Transport Economics

B.S./1968/London University/ Economics

TEMS TEAM

Key Personnel: Dr. Metcalf will be supported by two key individuals –

Dr. Edwin “Chip” Kraft, the Director of Transport Operations at TEMS brings more than 25 years of expertise in passenger and freight transportation planning systems. Dr. Kraft has led operational, logistics, financial and planning studies, as well as management system development projects. He is currently the lead developer for the CSX Railroad, Yard of the Future project. He will lead the transport operations planning work for water, truck, and railroad analysis.  Dr. Kraft’s projects include the Great Lakes Bulk Ships Cost Benefit Study,

 Great Lakes and St. Lawrence Seaway project, USDOT five corridor freight transportation analyses, Panama Canal Demand Study, and the Hamilton Ontario Container Port Study, the Yard of the Future for CSX Rail, SH 36A Corridor Study for Port Freeport. His high speed rail projects include Atlanta-Charlotte, Hampton Roads-Washington corridor, Northeast Corridor, Chicago-Twin Cities, and Florida Statewide High Speed Rail Study.

Education

PhD/1998/University of Pennsylvania/Systems Engineering

MS/1983/University of Pennsylvania/Civil Engineering

BS/1982/University of Pennsylvania/Civil and Urban Engineering / Economics

Dr. Yang He is Senior Transportation Analyst with TEMS' and leads the system modeling and analysis team. With more than 12 years’ experience, he has been involved in the development of the TEMS’ software development, in particular the development of the COMPASS™ passenger rail model.  He will be responsible for database development, traffic and revenue, and capacity analysis for the studies. Dr. Yang has also developed the latest versions of the GOODS™ model and its update to incorporate the latest Decision Choice models. Dr. He’s freight projects include the Great Lakes Bulk Ships Cost Benefit Study, Great Lakes and St. Lawrence Seaway project, USDOT five corridor freight transportation analysis, Panama Canal Demand Study and software, and the and SH 36A Corridor Study for Port Freeport. His high speed rail projects include Hampton Roads, Chicago-Detroit, Chicago-Twin Cities, Atlanta-Birmingham, Rocky Mountain High Speed Rail Study Business Plan, and Northeast Corridor High Speed Rail Study.

Education

PhD/2007/University of Arizona/Systems and Industrial Engineering (minor in Management Information Systems)

MS/2002/University of Arizona/Systems Engineering

BE/1998/University of Beijing/Engineering Management

6. Ameri Metro Organization and Operation

6.1

ARMT ORGANIZATION

ARMT and its wholly owned subsidiary Global Transportation and Infrastructure, Inc. are truly Pioneers of Global transportation and Infrastructure projects, and plan on leading the world into better tomorrow by “CHANGING THE WAY YOU MOVE”. As the US and World population is rapidly increasing and global Infrastructure is being surpassed in its ability to safely and adequately provide the effective transportation for sustainable economics. Infrastructure is becoming inadequate and dilapidated. Governing authorities’ ability to keep up with preventative maintenance and replacement is lacking funding. Studies have consistently shown that the development of Infrastructure permeates economics growth. Lacks of funding due to global financial crises have sent governments into restructuring their budgets and bail outs have further reduced the possibility for governmental funding.

The ARMT management team has recognized the need for its knowhow and its ability to curb the financial burden on the governments and taxpayer alike.  ARMT has developed a solid global approach to lead the world into a better tomorrow by “CHANGING THE WAY YOU MOVE”.

BELOW-GRADE PARKING DECK
BASEMENT FLOOR:
UPDATED SKETCH_2: 01 November 2014

1st FLOOR:
Mixed-use + Administration Offices
UPDATED SKETCH_2: 01 November 2014

(17) Vice Presidents, Human Resources +
(9) General Managers + 228 staff personnel with
(14) small conference rooms =
271 people
UPDATED SKETCH_2: 01 November 2014

Ameri-Metro, Inc.

Corporate Office Complex

A new 5-story mixed-use office with over 250,000 square feet of leasable space including street-level cafe and retail, class-A office core above.

Ameri-Metro, Incorporated
development | architecture | planning | visualization | sustainability
03

Due to scale and complexity of infrastructure finance much thought has been given by ARMT to overall financial requirements, and the functionality of financial structure of ARMT operation.

ARMT has created the private finance and foundation for three profits entities:

1.

Alabama Toll Facilities, Inc. (ATFI)

2.

Hi Speed Rail Facilities, Inc. (HSRF)

3.

Hi Speed Rail Facilities Provider, Inc. (HSFP)

These three entities play a vital role in financing. The non-profits statues provides a vehicle to issue bonds and help secure Infrastructure projects non-profit has the discretion to turn over the Infrastructure projects to the state or the governing body having jurisdiction after it has successfully developed and paid for the projects.  However, in order to support the functionality of financial structure and manage the development of specific projects, sixteen for profit entities have been developed under the ARMT umbrella:

1.

HSR Freight Line, Inc.

2.

HSR Passenger Services, Inc.

3.

HSR Technologies, Inc.

4.

HSR Logistics, Inc.

5.

KSJM International Airport, Inc.

6.

Port of Ostia, Inc.

7.

Port of De Claudius, Inc.

8.

Ameri Cement, Inc.

9.

Lord Chauffeurs LTD.

10.   Atlantic Energy & Utility Products, Inc.

11.

Penn Insurance Services LLC

12.

Cape Horn Abstracting

13.

Eastern Development & Design, Inc.

14.

Slater & West, Inc.

15.

Malibu Homes, Inc.

16.

HSRF Trust

1)

HSR Freight line, Inc. This company will handle all services for use of track time and trains for Freight. And provide freight forwarding services.

2) HSR Passenger Services, Inc. This company will handle all ticketing booking, reservations food services. Hotel booking and car rentals booking services.

3) HSR Technologies, Inc.  This company will handle all build to suites and manufacturing of trains and rail tracks will be to sole provider of all fiber optics, telecommunication and all related technologies services including the equipment maintainers.

A.

Maintenance for train engines and rail cars and track through a maintenance agreement. And track maintenance.

B.

Total maintenance for all Industrial sites for assembly plants rail yards, train stations, train terminals, manufacturing plants, parts distribution centers, rail roads, rail crossings, rail yards, cargo terminals, parking lot, parking garages, hotel, motels, food and beverage vending machines, all retail shopping centers and sites. Office complexes and sites, and all on and off site improvements.

4) HSR Logistics, Inc. This company will handle all purchasing for all of the Company’s entities and also lease or buy all land for the Company’s use, moves machinery and equipment, operate all warehousing facilities at:

1) HSR Freight Line, Inc.

2) HSR Passenger Services, Inc.

3) HSR Technologies, Inc.

4) HSR Logistics, Inc.

5) KSJM International Airport, Inc.

6) Port of Ostia, Inc.

7) Port of De Claudius, Inc.

8) Ameri Cement, Inc.

9) Lord Chauffeurs LTD.

10) Atlantic Energy & Utility Products, Inc.

5) KSJM International Airport, Inc. This company is master airport facility, it will provide four types of airport terminals and one foreigner airline inspection service terminals:

a)

Passenger Terminals. Operated by KSJM International Airport, Inc.

b)

Air Cargo Terminals. Port of Ostia, Inc.

c)

Corporate Jet Center Terminal. Operated by Lord Chauffeurs LTD

d)

Foreigner Airline. FAA Inspections maintenance Service Terminals. Operated by KSJM

e)

International Airport, Inc.

6) Port Of Ostia, Inc. This company handles all foreign and domestic Air Cargo and sporting ground services such as freight forwarding services are provided by HSR Freight line, Inc. and air and ground logistics are provided by HSR Logistics, Inc.

7) Port of De Claudius, Inc. This company handles all foreign and domestic inbound outbound sea container inland port operation and warehouse distribution center.

8) Ameri Cement, Inc. This company handles all cement needs for building (357 miles four lane) Alabama Toll Road "ATFl”.

9) Lord Chauffeurs LID. This company operates all passenger ground transportation car service limo and taxi, as well as the corporate jet center.

10) Atlantic Energy & Utility Products, Inc. This company provides to all of above entities, electric, gas, water, sanitary sewer service, trash removal, cable TV, Dish network, internet service. Petroleum products and service will also be provided during and after construction, along with fuel services on the toll road, and all industrial and tech parks including the airport and inland ports and incoming and outgoing vessels.

11) Penn Insurance Services LLC. This company provides insurance service to all of about entities including the transportation division, homeowners insurance and risk management services for inbound outbound cargo.

12) Cape Horn Abstracting. This company provides all-land title examination services for all of the above entities to insure against any pre closing and post-closing claims of ownership or deed restriction.

13) Eastern Development & Design, Inc. This company provides all civil engineering and architectural service with very strong cost control measures in place eliminating engineering and architectural cost over runs. And services are fixed prices and about 16 of cost saving over traditional service provider.

14) Slater & West, Inc. This company provides contract administration services and handles all work force

HR matters, also provides background checks and provides lose prevention services, vendor invoice against goods and service provider verification services to clear invoice for payment.

15) Malibu Homes, Inc. This company provides residential home building services.

16) HSRF Trust. This company is statuary trust administrator private and public funds and safeguards the bondholder's interest. No money moves to any parties without trust authorization.

The Market

The Company believes that the United States suffers from an overburdened transportation infrastructure and that a fundamental overhaul of the dilapidated national transportation structure is needed according to Society of Civil Engineering reports (http://www.infrastructurereportcard.org). The Company anticipates that it will be able to assist in this “fundamental overhaul” by providing both the hands-on expertise and investment resources to establish an intermodal grid comprised of transportation and support services extending to urban and outlying areas alike.

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

The Company has met recently with Appalachian Regional Commission. Their region consists of 420 counties in 13 states, serving more than 25 million people. See Exhibit 10.17. Political pressure is increasing to find alternate transportation systems as the price of gas and environmental risk of drilling and using petroleum products rises. Highway maintenance is increasingly expensive as the price of materials and labor increases.  Highway congestion is an increasing urban problem. The Company presented a project as a total package thereby providing the municipalities with the complete overview and relieving it of the time and costs involved in studying the proposal, seeking pricing information and projecting results. In addition, the Company believes that it may be able to effect economies of scale by purchasing new and renovating existing equipment and facilities on an integrated regional basis rather than in fractured individual areas or small municipalities.  The project also creates many jobs in the areas that the facilities are located in.

The Non-Profit High Speed Rail Facilities Inc., has been identified in House Resolution 948 of the 2016 Georgia Legislative Session. High speed rail will connect freight and passenger services from Georgia to Alabama and throughout Georgia. See Exhibit 10.14

The Company has met recently with Port of Freeport and Brazoria-Fort Bend Rail District, herein incorporated by reference from the Form 8-K, dated 05/12/2016, as described in Exhibit 10.12 thru 10.44, to expand the port operations along with passenger and freight rail. "Forecasts from the Texas Comptroller of Public Accounts predict that the U.S. and Texas economies will rebound from the current recession (in terms of GSP and GDP), and grow at 2.6 percent and 3.37 percent, respectively, on average, per year between 2010 and 2035.  An efficient and well-maintained transportation system is vital to the state‘s ability to remain economically competitive at home and abroad."

Boeing is expected to introduce 34,000 new airplanes in the next 15 years. See herein incorporated by reference from the Form 8-K, dated 05/12/2016, as described in Exhibit 10.12 thru 10.44TEMS, consultants to the Company, has met recently with authorities in Texas concerning a freight airport.

Philadelphia, PA – “Governor Tom Wolf today announced his strategic plan for sustained management, maintenance, and development of the Port of Philadelphia”. The governor emphasized his key priorities of investing in infrastructure, creating jobs, and keeping Pennsylvania economically competitive. See herein incorporated by reference from the Form 8-K, dated 05/12/2016, as described in Exhibit 10.12 thru 10.44. The Company has been in discussions with elected officials concerning expansion of the port.

Michigan – Coast to Coast Passenger Rail Ridership and Cost Estimate Study, prepared by TEMS, consultants to the Company, is ready for design build upon funding being available. See herein incorporated by reference from the Form 8-K, dated 05/12/2016, as described in Exhibit 10.12 thru 10.44.

The New York - Washington Corridor is the highest ranking corridor in the US and is the only corridor that could be developed without or only limited government funds, according to a feasibility study prepared by TEMS, consultants to the Company. See herein incorporated by reference from the Form 8-K, dated 05/12/2016, as described in Exhibit 10.12 thru 10.44. As such, the corridor provides an operating cash flow that can pay back the 35 Billion capital cost from the fare box.

High Speed Rail Technologies Inc. to provide technology services of intellectual property use for the Company operations.  That will include composite rebar manufacturing plant and product for the Alabama Toll Way Facility and rail car technology for DMU (Diesel Multi Unit Technology) along with composite rail road ties. See herein incorporated by reference from the Form 8-K, dated 05/12/2016, as described in Exhibit 10.12 thru 10.44.

TEMS- Transportation Economics Management Systems, identified projects for the Company focus as part of the growth strategy. See herein incorporated by reference from the Form 8-K, dated 05/12/2016, as described in Exhibit 10.12 thru 10.44.

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

Reports to Security Holders

The Company is a reporting company pursuant to the Securities Exchange Act of 1934 and files with the Securities and Exchange Commission quarterly, annual, periodic and other reports.  The Company intends to deliver a copy of its annual report to its security holders, and will voluntarily send a copy of the annual report, including audited financial statements, to any registered shareholder who requests.  The Company’s documents filed with the Securities and Exchange Commission may be inspected at the Commission’s principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-

0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001534155.

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

The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report, our Annual Report on Form 10-K for the year ended July 31, 2016 and in our other reports filed with the Securities and Exchange Commission (the “SEC”).

Results of Operations

Comparison of the Three Months Ended October 31, 2016 and 2015.

The Company has no source of continuing revenues and received no revenues for the three months ending October 31, 2016 and 2015.

For the three months ended October 31, 2016 and 2015, the Company had total operating expenses of $1,693,287 and $2,671,257, respectively and net losses of $1,698,055 and $2,671,408, respectively. The decrease in operating expenses and net loss resulted primarily from reductions in professional fees and directors fees.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities and total liabilities as of October 31, 2016 and July 31, 2016 were as follows:

	October 31, 2016	July 31, 2016
Cash	$ 620	$ 27,160
Total current assets	6,037	35,838
Total assets	11,091	41,023
Total current liabilities	18,023,350	16,355,273
Total liabilities	18,023,350	16,355,273

Cash Requirements

We had $620 in cash and cash equivalents as of October 31, 2016.  Our cash used in operations for the three months ended October 31, 2016 was $35,816. We had a net loss for the three months ended October 31, 2016 of $1,398,055. We had an accumulated deficit of $23,548,278 at October 31, 2016. Our cash on hand is not sufficient to cover our monthly expenses and we continue to seek financing in the form of debt or stock sales to finance our operations. There can be no assurance the Company will be successful in these efforts.

Sources and Uses of Cash

Operations

For the three months ended October 31, 2016, our net cash used in operating activities was $35,816, which consisted primarily of our net loss of $1,698,055, offset primarily by increases in accrued expenses of $1,679,975. For the three months ended October 31, 2015, our net cash used in operating activities was $44,887 which consisted primarily of our net loss of $2,671,408 offset by an increase in accrued expenses of $1,675,729 and an increase in accounts payable of $952,957.

Financing

For the three months ended October 31, 2016, our net cash provided by financing activities was $9,276, which consisted of net proceeds from related party loans. For the three months ended October 31, 2015 our net cash provided by financing activities was $86,207, which consisted primarily of proceeds from related party loans of $112,000 less repayments of related party loans of $26,065.

Related Party Transactions

At October 31, 2016, the Company is indebted to three directors of the Company for $1,050 (July 31, 2016 - $1,050) for expenditures incurred on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

As of October 31, 2016, $970,243 (July 31, 2016 - $960,907) is due to the majority shareholder, of which $508,531 is unsecured, non-interest bearing and due on demand, $11,829 is past due with an interest rate of 3%, $57,767 is due on December 31, 2016 with interest at 3%, $95,600 is past due with an interest rate of 2%, $107,240 is due on March 1, 2017 with an interest rate of 7%, $180,000 is due on demand with an interest rate of 4%, and $9,276 is due on October 1, 2017 with an interest rate of 3%.  At October 31, 2016, accrued interest on these loans is $18,810 (July 31, 2016 - $14,068).

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

The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts.  The Company has recently had meetings with certain groups and municipalities regarding proposed transportation infrastructure projects, and it has also met with potential investors for these projects; in addition, it recently filed a stock registration statement so stock can be issued to raise funding for these projects.

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

Recent Accounting Pronouncements

For the three month period ended October 31, 2016, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of October 31, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K. However management is focused on putting in place effective controls.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended October 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are currently no pending, threatened or actual legal proceedings in which the Company or any of its directors are a party.

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

10.43

Master Trustee Agreement (filed with the Form 8-K/A May 12, 2016)

10.44

Virginia Crescent Line (filed with the Form 8-K/A May 12, 2016)

*31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

*31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

*32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

*32.2

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

December 15, 2016

/s/ Debra Mathias

Title: Chief Executive Officer

 (Principal executive officer)