Form 10-Q/A
period 2016-10-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2016-12-16
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes ☐  No ☑

 EXPLANATORY NOTE

We are filing this Amendment on Form 10-Q for the quarterly period ended October 31, 2016  to include the XBRL disclosure due to an EDGAR error. No other sections were affected.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 16, 2016

/s/ Debra Mathias

Title: Chief Executive Officer

 (Principal executive officer)