Form 10-Q
period 2017-01-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2017-03-17
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes ☐  No ☑

At March 17, 2017, there were 1,800,000 shares of the issuer’s preferred stock and 1,042,438,587 shares of the issuer’s common stock outstanding:

Class	Outstanding at March 17, 2017

Preferred Stock, par value $0.00001	1,800,000 shares
Class A Common Stock, par value $0.000001	1,600,000 shares
Class B Common Stock, par value $0.000001	988,038,587 shares
Class C Common Stock, par value $0.000001	4,800,000 shares
Class D Common Stock, par value $0.000001	48,000,000 shares

AMERI METRO, INC.

TABLE OF CONTENTS

January 31, 2017

AMERI METRO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2017	July 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$ 3,707	$ 27,160
Prepaid expenses	2,317	8,678
Other receivable	8,000	–

Total current assets	14,024	35,838

Office equipment, net	1,983	2,245
Prepaid expenses and deposits	2,940	2,940

Total Assets	$ 18,947	$ 41,023

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable	$ 1,057,237	$ 1,069,608
Accrued expenses	18,346,423	14,320,245
Due to related parties	1,050	1,050
Loans payable – related parties	971,198	960,967
Loans payable	3,403	3,403

Total Liabilities	20,379,311	16,355,273

Loans payable – related parties	73,238	–

Total Liabilities	20,452,549	16,355,273

Stockholders’ Deficit
Preferred stock, par value $.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding (1,800,000 – July 31, 2016)	2	2
Common stock class A, par value $.000001, 7,000,000 shares authorized, 1,600,000 shares issued and outstanding (1,600,000 – July 31, 2016)	1	1
Common stock class B, par value $.000001, 4,000,000,000 shares authorized, 988,038,587 shares issued and outstanding (987,934,483 – July 31, 2016)	988	988
Common stock class C, par value $.000001, 4,000,000,000 shares authorized, 4,800,000 shares issued and outstanding (4,800,000 – July 31, 2016)	5	5
Common stock class D, par value $.000001, 4,000,000,000 shares authorized, 48,000,000 shares outstanding (48,000,000 – July 31, 2016)	48	48
Additional paid in capital	5,582,620	5,581,929
Stock subscriptions receivable	(47,000)	(47,000)
Accumulated deficit	(25,970,266)	(21,850,223)

Total Stockholders’ Deficit	(20,433,602)	(16,314,250)

Total Liabilities and Stockholders’ Deficit	$ 18,947	$ 41,023

The accompanying notes are an integral part of these unaudited financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2017	Three months ended January 31, 2016	Six months ended January 31, 2017	Six months ended January 31, 2016

OPERATING EXPENSES
Professional fees	$ 12,800	$ 27,395	$ 27,900	$ 803,268
Directors fees	450,343	450,000	900,343	1,050,750
Audit committee fees	90,000	–	90,000	–
Depreciation	132	80	263	160
General & administrative	188,222	129,022	334,982	313,159
Officer payroll	1,675,301	1,168,750	2,756,597	2,279,167

TOTAL OPERATING EXPENSES	2,416,798	1,775,247	4,110,085	4,446,504

LOSS FROM OPERATIONS	(2,416,798)	(1,775,247)	(4,110,085)	(4,446,504)

OTHER INCOME (EXPENSE)
Interest expense	(5,190)	(663)	(9,958)	(809)
Termination fee	–	–	–	(5)

TOTAL OTHER INCOME (EXPENSE)	(5,190)	(663)	(9,958)	(814)

NET LOSS	$ (2,421,988)	$ (1,775,910)	$ (4,120,043)	$ (4,447,318)

LOSS PER SHARE (BASIC AND DILUTED)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	1,042,638,587	1,050,029,359	1,042,636,324	1,077,690,683

The accompanying notes are an integral part of these unaudited financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended January 31, 2017	Six months ended January 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,120,043)	$ (4,447,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for services	–	750
Issuance of stock for termination fees	–	5
Depreciation expense	262	160
Stock-based compensation	691	–
Cancellation of stock issued for services	–	(15,220)

Change in operating assets and liabilities:
Prepaid expense and deposits	6,361	–
Other receivable	(8,000)	–
Accounts payable	(12,371)	951,180
Accrued expenses	4,026,178	3,409,791

Cash flows used in operating activities	(106,922)	(100,652)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	–	(528)
Proceeds from related party loans	83,469	144,324
Repayment of related party loans	–	(27,579)
Due to related parties	–	800

Cash flows provided by financing activities	83,469	117,017

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,453)	16,365
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,160	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 3,707	$ 16,365

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

The accompanying notes are an integral part of these unaudited financial statements.

AMERI METRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

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

The financial position, results of operations and cash flows as of, and for the period reported include only the results of operations for AMI as GTI was not formed until December 1, 2010, and was inactive for the period from December 1, 2010 to January 31, 2017.

NOTE 2 –GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at January 31, 2017, the Company has a working capital deficiency of $20,365,287 and has accumulated losses of $25,970,266 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

NOTE 3 – DUE TO RELATED PARTIES

At January 31, 2017, the Company is indebted to three directors of the Company for $1,050 (July 31, 2016 - $1,050) for expenditures incurred on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

NOTE 4 – LOANS PAYABLE – RELATED PARTIES

As of January 31, 2017, $1,044,436 (July 31, 2016 - $960,967) is due to the majority shareholder, of which $509,486 is unsecured, non-interest bearing and due on demand, $69,596 is past due with an interest rate of 3%, $95,600 is past due with an interest rate of 2%, $107,240 is past due, with an interest rate of 7%, $180,000 is due on demand, with an interest rate of 4%, $9,276 is due on October 1, 2017, with an interest rate of 3% and $73,238 is due on July 31, 2018, with an interest rate of 3%.  At January 31, 2017, accrued interest on these loans is $24,304 (July 31, 2016 - $14,068).

NOTE 5 – LOAN PAYABLE

On January 30, 2014, the Company entered into a short-term loan of $6,000 with an interest rate of 3% per annum and a maturity date of April 30, 2015.  The Company has repaid $2,597 as of January 31, 2017. At January 31, 2017, accrued interest on these loans is $303 (July 31, 2016 - $277). At January 31, 2017, this loan is past due.

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

As of the date of this filing 99.71% of the shareholders participated and therefore the statements are retroactively adjusted to reflect a 3.99:1 forward split. Due to the 3.99:1 forward split, the shares increased to 938,192,724, and the shares issuable to effect a 4:1 split is 2,736,000 shares.  As a result, all share amounts have been retroactively adjusted for all periods presented for a 3.99:1 forward split.

On August 4, 2016 the Company issued 104,104 common shares to correct the amount of shares issued to a shareholder as a result of the forward stock split.

On November 23, 2016, the Company filed a Registration Statement on Form S-1, under the Securities Exchange Act of 1933, with the U.S. Securities and Exchange Commission to register 1,000,000 shares for sale at $60 each.  On January 17, 2017, the Company filed Amendment No.1 to the Registration Statement on Form S-1 in response to comments received from the Securities and Exchange Commission. The S-1 has not yet gone effective at March 13, 2017.

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

On March 8, 2016, the Company granted 8,000,000 stock options to 4 officers and directors of the Company, exercisable at $42 per share and expire on March 8, 2026.  The 8,000,000 options vest according to the following schedule: 3,200,000 options vest immediately and 800,000 vest annually for the next 6 years.  The weighted average grant date fair value of stock options granted during the year ended July 31, 2016 was $0.00009 per share.  During the six months ended January 31, 2017, the Company recorded stock-based compensation of $91 (2016 - $nil), as officer payroll on the consolidated statement of operations.

On November 1, 2016, the Company granted 14,000,000 stock options to 7 officers and directors of the Company, exercisable at $42 per share and expire on November 1, 2026.  The 14,000,000 options vest according to the following schedule: 5,600,000 options vest immediately and 1,400,000 vest annually for the next 6 years.  The weighted average grant date fair value of stock options granted during the six months ended January 31, 2017 was $0.00009 per share. During the six months ended January 31, 2017, the Company recorded stock-based compensation of $600 (2016 $ nil), as officer payroll on the consolidated statement of operations.

A summary of the Company’s stock option activity is as follow:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $
Outstanding, July 31, 2015	–	–

Granted	8,000,000	42.00

Outstanding, July 31, 2016	8,000,000	42.00

Granted	14,000,000	42.00

Outstanding, January 31, 2017	22,000,000	42.00	9.52	–

NOTE 7 – STOCK OPTIONS (CONTINUED)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended January 31, 2017	Six Months Ended January 31, 2016

Expected dividend yield	0%	–
Expected volatility	150%	–
Expected life (in years)	10	–
Risk-free interest rate	1.83%	–

A summary of the status of the Company’s non-vested stock options as of July 31, 2016, and changes during the year period ended July 31, 2016, is presented below:

Non-vested options	Number of Options	Weighted Average Grant Date Fair Value $

Non-vested at July 31, 2015	–	–

Granted	8,000,000	0.00009
Vested	(3,200,000)	0.00009

Non-vested at July 31, 2016	4,800,000	0.00009

Granted	14,000,000	0.00009
Vested	(5,600,000)	0.00009

Non-vested at January 31, 2017	13,200,000	0.00009

At January 31, 2017, there was $984 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan.  There was $nil intrinsic value associated with the outstanding stock options at January 31, 2017.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employee Agreements

The Company has entered into an employment agreement with the Chief Executive Officer (“CEO”) Debra Mathias with an effective date of April 21, 2014. The term of the employment agreements is 3 years, with an annual base salary of $1,200,000.

The Company has signed an employment agreement for the Head of Mergers and Acquisitions and Business Development, and as non-board member, Mr. Shah Mathias (Company Founder), with an effective date of October 2, 2014. The term of the employment agreement is 20 years, with an annual base salary of $1,200,000 and ten percent (10%) of any revenue producing contract entered into by the Company while the Company Founder is in office, while holding any position under any title, and five percent (5%) of any such revenue producing contract afterward, for the benefit of the Company Founder or his estate, for a period of twenty (20) years. The Company Founder is also eligible to earn an annual bonus award of up to 100% of the annual base salary.  In addition, the Company Founder is entitled to receive shares of the Company’s common stock as follows: when the Company issue shares for the Initial Public Offering, the Company Founder is to be issued 10% of the said shares; and if shares are issued at such time to any other party the Company Founder is to be issued an equal amount of shares.

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

On October 19, 2016, the Company appointed three individuals as Directors of the Company and the Audit Committee.   Effective November 1, 2016, the annual compensation for each of the individuals is $120,000.

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

Operating Lease

On April 30, 2014, the Company terminated its existing office space lease, and entered into a new month to month rent agreement for office space. The new agreement which commenced on November 1, 2015, calls for monthly rent payments of $1,440. The terminated lease agreement has not been resolved as to payment of existing amounts due in cash or stock, or as to any early termination fees.  As of January 31, 2017, no stock has been issued in payment of rent.

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

Pursuant to the Agreement, the Company was appointed as the agent and representative of GIF&DA to facilitate GIF&DA in securing the first and future phases of financing the project and the construction of the project.  The Company shall receive 1.5% the face amount of each master trust indenture (bond indenture) in consideration for arranging financing and developing the sponsorship mechanism of the project.  The term of the Agreement shall continue until the completion of the project.  At January 31, 2017, the Company has not secured any financing for GIF&DA.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

On September 11, 2016, in relation to the August 8, 2016 Construction agreement, the Company, Jewel’s Real-Estate 10-86 Master LLLP (“Jewel”), Global Infrastructure Finance & Development Authority, Inc. (“GIF&DA”), Port De Claudius, Inc., and HSRF Statutory Trust (“HSRF”) entered into an Agreement of Sale and or Assignment of Assets in Phase One pursuant to which the Company agreed to assign and Jewel agreed to sell all rights, title and interest in and to any contractual agreements entered among Ameri Metro, Jewel and other related parties to PDC on completion of Phase One as governed by the Construction Agreement.  The cost of Phase One is $950,000,000. The net Phase One revenue to the Company is $66,719,514 which includes $33,740,000 from the assignment of the Land Purchase Agreement the Company entered into with Jewel on November 26, 2013, $14,250,000 in consulting fee in relation to the Master Consulting Agreement, $2,729,514 of mobilization fee and $16,000,000 of onsite / offsite improvement fee.  The $66,719,514 revenue will be paid from the proceeds from $950,000,000 bond issuance.  At January 31, 2017, the $950,000,000 bond has not been issued and the land has not been transferred from Jewel to PDC.

Stock Split

In connection with the stock split, some shareholders did not respond or pay the transfer agent fee by the deadline. As a result, these shareholders were not issued the additional shares. At some point, the Company may be required to issue an additional 2,736,000 of Class B common stock in connection with this stock split.

NOTE 9 – INCOME TAXES

For the period ended January 31, 2017, the Company has net losses in addition to prior years’ net taxable losses, the result is a net taxable loss carry-forward, and therefore the Company has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved. For the periods ended January 31, 2017 and July 31, 2016, the cumulative net operating loss carry-forward from operations is approximately $7,473,000 and $7,265,000; respectively, and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2017	July 31, 2016
Net loss before income taxes per financial statements	$ (4,120,043)	$ (4,447,318)

Income tax recovery	(1,400,800)	(2,649,200)
Timing difference and other	1,330,200	2,317,600
Change in valuation allowance	(70,600)	(331,600)
Provision for income taxes	$ –	$ –

	January 31, 2017	July 31, 2016
Net operating losses carried forward	$ 2,540,700	$ 2,470,200
Valuation allowance	(2,540,700)	(2,470,200)

Net deferred income tax asset	$ –	$ –

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying unaudited consolidated financial statements and provides additional information on the Company’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our Annual Report on Form 10-K for the fiscal year ended July 31, 2016.

Forward-Looking Statements

Except for the historical information contained herein, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve risks and uncertainties, including, among other things, statements concerning: our business strategy; liquidity and capital expenditures; future sources of revenues and anticipated costs and expenses; and trends in industry activity generally. Such forward-looking statements include, among others, those statements including the words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or similar language or by discussions of our outlook, plans, goals, strategy or intentions.

Our actual results may differ significantly from those projected in the forward-looking statements. These statements are only predictions and involve known and unknown risks, and uncertainties, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot guarantee future results, levels of activity, performance or achievements.

The forward-looking statements we make in this Quarterly Report are based on management’s current views and assumptions regarding future events and speak only as of the date of this report. We assume no obligation to update any of these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting these forward-looking statements, except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission.

BUSINESS

The Business

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

The Company, and its wholly owned subsidiary Global Transportation and Infrastructure, Inc., are pioneers of Private Public Partnerships (“PPP”) of infrastructure projects and transportation projects. The Company is a conduit to provide general contracting services for infrastructure projects and transportation projects. As a conduit we identify infrastructure projects for both private and public end users. The Company will bring together private and public entities, the end users, including the affiliate entities to organize the revenue bond offering, which will be the private debt vehicle to build the infrastructure project for the end user. The Companies ultimate role is providing general contracting services and construction management services for the private and public entities.

As the U.S. and World populations are rapidly increasing and global infrastructure is being surpassed in its ability to safely and adequately provide the effective transportation for sustainable economics, infrastructure is becoming inadequate and dilapidated. Governing authorities’ ability to keep up with preventative maintenance and replacement lacks funding. Studies have consistently shown that the development of infrastructure permeates economic growth. Lack of funding due to global financial crises have sent governments into restructuring their budgets and bail outs have further reduced the possibility for governmental funding.  The Company’s management team has recognized the need for a solution to curb the financial burden on the governments and taxpayer alike.  The Company has developed a solid approach to Private Public Partnerships for these type of projects.

Due to scale and complexity of infrastructure finance much thought has been given by the Company to overall financial requirements, and the functionality of financial structure of the Company’s operations.  The Company’s Founder, Shah Mathias, has organized and established three nonprofit corporations and is an independent consultant of a fourth nonprofit (ATFI) for the purpose of facilitating the development of the transportation systems

1.

Alabama Toll Facilities, Inc. (ATFI)

2.

Hi Speed Rail Facilities, Inc. (HSRF)

3.

Hi Speed Rail Facilities Provider, Inc. (HSFP)

4.

Global Infrastructure Finance & Development Authority (GIF&DA)

Alabama Toll Facilities Inc., High-Speed Rail Facilities, Inc., High-Speed Rail Facilities Provider, Inc. and Global Infrastructure Finance & Development Authority take a comprehensive, intermodal approach to resolving the nation’s transportation crisis. And they propose doing so without the necessity of increasing taxes at any level, or in any manner. In short, they replace pubic financing with private funding.

High-Speed Rail Facilities, Inc., High-Speed Rail Facilities Provider, Inc. and Global Infrastructure Finance & Development Authority are prepared to assume a “much larger role” with the Company. Having brought together the necessary technical and industrial components to begin work immediately, the Company need not engage in costly, time-consuming “pilot programs.” Our team of experts is prepared to move expeditiously forward on the widest variety of fronts, from site selection, to trainset construction, to building cooperative ventures with ancillary components of the transportation and accommodation industries nationwide. The Company takes an intermodal approach to providing seamless service with a scale of economy. Specifically, the Company’s paradigm anticipates a fundamental change in the manner in which passenger rail service will be provided. The high-speed rail plan will utilize existing rail rights-of-way to connect several metropolitan areas and states serving expanding populations. The major elements of the plan would include:

•

Use of existing rail rights-of-way to connect rural, small urban and major metropolitan areas;

•

Operation of a "hub-and-spoke" passenger rail system providing service to and through one or more major hubs to locations throughout the United States;

•

Introduction of modern rail equipment operating at speeds exceeding 250 mph;

•

Provision of multi-modal connections to improve system access;

•

Improvement in reliability and on-time performance;

•

Development or expansion of a feeder bus system linking outlying areas to railroad stations;

•

Acquiring new train equipment including train sets, including spares;

•

Communications Systems, and grade-crossing improvements;

These three entities play a vital role in financing. The non-profits statues provide a vehicle to issue bonds and help secure infrastructure projects. The non-profit entities have the discretion to turn over the infrastructure projects to the state or the governing body having jurisdiction after it has successfully developed and paid for the projects.  However, in order to support the functionality of financial structure and manage the development of specific projects, sixteen for profit entities have been developed under the Company’s umbrella, The Company will interface with each entity in three separate stages: Stage 1 interface - as consultant for fee, Stage 2 interface – as provider for construction services for fee and Stage 3 interface – as a 25% shareholder (post construction operations revenue). The sixteen for profit entities are::

1.

HSR Freight Line, Inc.

2.

HSR Passenger Services, Inc.

3.

HSR Technologies, Inc.

4.

HSR Logistics, Inc.

5.

KSJM International Airport, Inc.

6.

Port of Ostia, Inc.

7.

Port of De Claudius, Inc.

8.

Ameri Cement, Inc.

9.

Lord Chauffeurs LTD.

10.

Atlantic Energy & Utility Products, Inc.

11.

Penn Insurance Services LLC

12.

Cape Horn Abstracting

13.

Eastern Development & Design, Inc.

14.

Slater & West, Inc.

15.

Malibu Homes, Inc.

16.

HSRF Trust

1) HSR Freight line, Inc. This company will handle all services for use of track time and train sets for freight and provide freight forwarding services, for fee. For example HSR Freight Line, Inc. intends to offer high speed rail, freight forwarding and parcel handling services to existing national and global carriers. Carriers will be able to lease train sets with their trade logos and slogans in their own color schemes for fee schedule that varies depending on am, mid-day and pm time frames, in addition to toll fees for track time, similar to carriers paying tolls on turnpikes, for the faction of the cost as opposed to independently developing a freight corridor.

2) HSR Passenger Services, Inc. This company will handle all ticketing, booking, reservations, food & beverage services, hotel booking and car rental booking services. HSR Passenger Service Inc. will offer concession space at the travel plazas, technology parks and develop motels, hotels, fast food restaurant establishments and convenience stores.

3) HSR Technologies, Inc.  This company will handle all build to suit manufacturing facilities for train sets and centralized signalization services along the rail road tracks and train stations. Within the technology parks HSR Technologies, Inc. will be to sole provider of all fiber optics, telecommunication and all related technologies services including equipment maintenance.

A.

Maintenance for train engines, rail cars and rail track through a maintenance agreement with equipment lease holders.

B.

Total maintenance for all Industrial sites for assembly plants, train stations, train terminals, manufacturing plants, parts distribution centers, rail roads, rail crossings, rail yards, cargo terminals, parking lot, parking garages, hotel, motels, food and beverage vending machines, all retail shopping centers, office complexes and all on/off site improvements.

C.

The airline industry is congested throughout existing terminal space. The proposed KSJM International Airport in Alabama will offer services to eliminate burden on existing terminal space for airline carriers. Federal Aviation Administration (FAA) certified inspection stations to service the airline industry. Also providing marine services, oil platforms and petro chemical industry services due to proximity to the Gulf of Mexico. Also Federal Rail Administration (FRA) and America Public Transportation Association (APTA) structural safety specification inspection services for rail industry.

4) HSR Logistics, Inc. This company will handle coordination, delivery and movement of all machinery equipment, material goods and will operate all warehousing facilities at:

1) HSR Freight Line, Inc.

2) HSR Passenger Services, Inc.

3) HSR Technologies, Inc.

4) HSR Logistics, Inc.

5) KSJM International Airport, Inc.

6) Port of Ostia, Inc.

7) Port of De Claudius, Inc.

8) Ameri Cement, Inc.

9) Lord Chauffeurs LTD.

10) Atlantic Energy & Utility Products, Inc.

5) KSJM International Airport, Inc. This company is a master airport facility, it will provide four types of airport terminals and one foreigner airline inspection service terminals operated by HSR Technologies Inc.:

a)

Passenger Terminals, operated by HSR Passenger Services Inc.

b)

Air Cargo Terminals, operated by Port of Ostia, Inc.

c)

Corporate Jet Center Terminal, operated by Lord Chauffeurs LTD

d)

Foreigner Airline, FAA inspections maintenance service terminals, operated by KSJM International Airport, Inc.

e)

Domestic Airline FAA inspection maintenance service terminals, operated by HSR Technologies Inc.

6) Port Of Ostia, Inc. This company handles all foreign and domestic Air Cargo and supporting ground services such as freight forwarding services are provided by HSR Freight line, Inc. and air and ground logistics are provided by HSR Logistics, Inc.

7) Port of De Claudius, Inc. This company handles all foreign and domestic inbound outbound sea container inland port operation and warehouse distribution center.

8) Ameri Cement, Inc. This company handles all cement needs for building (357 miles four lane) Alabama Toll Road "ATFl” and others future projects.

9) Lord Chauffeurs LID. This company operates all passenger ground transportation car service limo and taxi, as well as the corporate jet center.

10) Atlantic Energy & Utility Products, Inc. This company provides to all of above entities, electric, gas, water, sanitary sewer service, trash removal, cable TV, Dish network and internet services. Petroleum products and services will also be provided during and after construction, along with fuel services on the toll road, all industrial and technology parks, including the airport, inland ports and incoming and outgoing vessels.

11) Penn Insurance Services LLC. This company provides all insurance services to all entities and risk management services for all entities, but not limited to the entities.

12) Cape Horn Abstracting. This company provides all-land title examination services for all entities to insure against any pre closing and post-closing claims of ownership or deed restriction.

13) Eastern Development & Design, Inc. This company provides all civil engineering and architectural services, with very strong cost control measures in place eliminating engineering and architectural cost over runs.

14) Slater & West, Inc. This company provides contract administration services and handles all work force human resource matters, providing background checks, loss prevention services, vendor invoice verification against goods and services provided, to clear invoice for payment .

15) Malibu Homes, Inc. This company provides residential home building services.

16) HSRF Trust. This company is a statuary trust administrator of private and public funds and safeguards the bondholder's interest. No money moves to any parties without trust authorization.

The major elements of the infrastructure projects nationally would include:

Trade and Transportation Corridors

•

Development of container ports for Class C, D and E ships

•

Development of inland transportation corridors including new greenfield highways and railroads

•

Building of inland ports and multimodal transportation centers

•

Development of new urban centers along the new infrastructure

•

Development of ancillary facilities including airport (express service), distribution centers, and logistics centers.

High Speed Rail

•

Development of modern rail equipment operating at speeds exceeding 250 mph

•

Use of existing rail rights-of-way to connect rural, small urban and major metropolitan areas

•

Track improvement, including replacement and upgrades, additional sidings, signal and communications systems, and grade-crossing improvements

•

Building of new greenfield routes

•

Construction or improvement of railroad grade crossings and passenger stations

•

Acquiring new train equipment including train sets and spares

Transportation Infrastructure

Development of new road systems to accommodate driverless cars and trucks, including electric cars and infrastructure to support the highway and rail systems that will be used in Trade and Transportation Corridors and the High Speed Rail Systems.

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

Provision of multi-modal connections to improve system access, hotels, retail, parking garages, sorting facilities / distribution facilities

Supporting Transportation Systems

•

Ancillary development opportunities, airports, inland ports, sea ports, toll roads and technology parks

The following discussion outlines the steps that the Company anticipates that will occur in regard to the adoption and implementation of Trade and Transportation and a high-speed rail system by a regional or local municipality.  To date, the Company has not developed any rail systems.

The Company plans that it will prepare the feasibility and Investment Grade studies and locate contractors and manufacturers to complete work and provide cost estimates. Trade and Transportation corridors use technology well known to US contractors, however, because high-speed rail travel is already in-place in much of Europe and Asia, the Company anticipates working with European companies to furnish the high-speed equipment, such as locomotives and passenger cars.

The Company will put proposed contracts together with the supporting feasibility study, appraisals, cost/benefit analysis, TEMS study, transportation history and other data to create a complete regional project proposal.  The Company will then present such project proposals to the municipalities (state or local) as a complete and finished project. The local or regional municipality will then independently analyze and discuss the Company's proposal.  If accepted, the Company anticipates that, upon approval, the local municipality will effectuate a bond offering for the funding of the different projects.  The Company anticipates that the projects will be financed by bonds or indentures offered by sponsored or affiliated non-profit organizations of the applicable local or municipal government or agency.  Such non-profit entities may also be affiliates or companies related to the Company.

Once a proposed Trade and Transportation or high-speed rail project is accepted and a financing bond issue is effected by the municipality, the Company will act as the project manager and oversee the entire project including not only the development of the project but its continued operations as well. The Company will also serve as the main central point for coordination of and between the municipalities, contractors, and operators of the project and once established, the rail system.

Hi Speed Rail Facilities, Inc.

In 2010, the Company entered into an agreement with HSRF (one of the Company's related nonprofit companies) The Company per agreement will be responsible for construction of projects while the nonprofit will be responsible for financing construction and operation of various high speed rail and related projects across the United States. HSRF is designed to focus on the building of train tracks and stations.  Pursuant to the agreement between the Company and HSRF, the Company will act as the agent and representative of HSRF to perform all required tasks and actions to develop and construct such projects. The Company anticipates that having this agreement in place and by having HSRF already organized will expedite the process of commencing a project once the Company designs and develops and secures or raises funds to commence a project upon approval of this registration Statement.

Hi Speed Rail Facilities Provider, Inc.

In 2010, the Company entered into a written agreement with HSRFP (one of the Company's related nonprofit companies). The Company per agreement will be responsible for construction of projects while the nonprofit will be responsible for financing construction and operation of various high speed rail and related projects across the United States. Pursuant to such agreement between the Company and HSRFP, the Company was appointed as the agent and representative of HSRFP to perform all required tasks and actions to develop and construct such projects. HSRFP was organized to provide a vehicle to issue bonds and help secure infrastructure projects for the Company, focusing on facilities ancillary to the high speed rail, such as rail yards, rail assembly plants maintenance facilities. The Company anticipates that having this agreement in place and by having HSRF already organized will expedite the process of commencing a project once the Company secures approval of this registration Statement.

ING Investment Management

Each of the nonprofits has entered into an investment management agreement with ING Investment Management to manage any funds raised in bond offerings and to provide its investment advisory services.  This non-binding agreement would only take effect upon the raising of revenue bonds, which to date has not occurred.  ING Investment Management would serve to invest, reinvest and supervise the management of any such funds raised, for any project in the future, while such funds were held in an investment account and until use for the intended funds are needed for project purposes. The Company has not yet commenced raising funds through any bond offerings.

Supporting Information

To support the Company’s business plan, the United States Census Bureau predicts that the American population will reach 420 million by 2050, a trend that will overwhelm our nation’s transportation infrastructure.

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

Clearly, a strong, efficient freight transportation system is vital to the nation’s economy. Our already-strained and outdated railways must be upgraded to handle the projected increases in freight shipping to relieve congestion on our highways. New trade corridors are needed to support the changes in marine shipping that will need new ports and infrastructure. Equally, new high speed rail routes are needed to increase connectivity between US cities and support the emerging new economy, and reduce auto emissions.

Company Focus

The Company recognizes the $57 Trillion Dollar Infrastructure Market as identified in McKinsey’s report, the need and demand for alternative transportation such as, high speed rail, sea ports, intermodal ports and toll roads. The Boeing reports and Society of Civil Engineers reports identify the need for more efficient port operations and infrastructure projects to be completed to satisfy the demands and growth of the United States. It is increasingly important as the United States adopts policies to attempt to reduce its dependency on fossil fuels and to improve its infrastructure and transportation systems for global competiveness. The Company’s intention is to profit from such opportunities and has structured itself to be the leading provider of such services in the United States and globally.

The Company is focusing on the following means to create efficient freight transportation:

?

Increase port capacity to increase our nation’s ability to distribute goods, making us more competitive in the global economy.

?

Develop larger, rail-served, inland distribution centers that will encourage more efficient movement of goods and create more capacity at ports.

?

Permit increased volume and speed of inland heavy freight, allowing inland distribution points to expand into larger, national service hubs and promote economic growth.

?

Develop profitable high speed rail for the fast movement of people and goods.

Management believes that development of the Trade and Transport Corridors and High Speed Rail Corridors will result in significant franchise operations. These include –

➢

Fuel: The Company will franchise fuel and energy for vehicles moving in the corridors it develops.

➢

Corridor Centers for Food/Restaurants/Hotels: Food/restaurants and hotels at major intersections and terminal areas associated with its Trade, Toll and Rail corridors.

➢

Logistic Technology Applications: The Company will develop advanced High Speed operations for Truck and Rail freight and passenger operations. High Speed Truck Lanes, truck trains and automatic truck operations will be included in the Company’s Toll Roads. High Speed Rail Freight and Passenger operations with train speeds exceeding 250 mph will be developed.

➢

Pipelines: Pipeline operations will be developed where appropriate to facilitate crude oil movements to coastal refineries from inland oil fields and facilities.

➢

Cable: Cable will be laid along the Company corridors to increase capacity for phone line operators.

➢

Parking: Parking facilities will be developed at critical network locations and at network nodes.

➢

Advertising: Advertising facilities will be developed as appropriate along the project corridors and key locations at Terminals and Facilities.

➢

Franchise Zones: The Company has developed a nationwide franchise Zone System that it will use with both projects and products. The franchise zone system allows the Company to recognize regional differences in pricing and franchising its market products.

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

Nevertheless, as an example, traditionally significant competition generally exists in the industry, from government agencies and entities. Due to the federal budgetary constraints, henceforth any completion would come from private or public entities. On the heels of the Department of Transportation’s recent request for high-speed rail proposals, its Federal Railroad Administration received 132 applications from 32 states totaling $8.8 billion. That was more than three times the $2.4 billion available. During the first round of awards in the fall of 2009, applicants submitted more than $55 billion in project proposals. That was nearly six times the initial $8 billion available from the American Recovery and Reinvestment Act. Unfortunately, due to federal budgetary setbacks, as of early 2017, very little of this has come to fruition.

Trading Market

While there currently is no market for the shares, the Company as obtained the trading symbol “ARMT” from FINRA.

Employees

In addition to the Chief Executive Officer, the Company has a few salaried employees and directors and approximately twenty six other persons who are working on behalf of the Company to assist in the development of its initial projects. Employees and consultants salaries and fees generally are being accrued. The Company has also issued stock to employees for their consulting and professional services. At the time the Company launches its planned IPO, the Company will pay these employees and consultants.

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

Results of Operations

Comparison of the Three Months Ended January 31, 2017 and 2016.

The Company has no source of continuing revenues and received no revenues for the three months ending January 31, 2017 and 2016.

For the three months ended January 31, 2017 and 2016, the Company had total operating expenses of $2,416,798 and $1,775,247, respectively and net losses of $2,421,988 and $1,775,910, respectively. The increase in operating expenses and net loss resulted primarily from increases in officer payroll and audit committee fees.

Comparison of the Six Months Ended January 31, 2017 and 2016.

The Company has no source of continuing revenues and received no revenues for the six months ending January 31, 2017 and 2016.

For the six months ended January 31, 2017 and 2016, the Company had total operating expenses of $4,110,085 and $4,446,504, respectively and net losses of $4,120,043 and $4,447,318, respectively. The decrease in operating expenses and net loss resulted primarily from reductions in professional fees and directors fees, partially offset by increases in audit committee fees and officer payroll.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities and total liabilities as of January 31, 2017 and July 31, 2016 were as follows:

	January 31, 2017	July 31, 2016
Cash	$ 3,707	$ 27,160
Total current assets	14,024	35,838
Total assets	18,947	41,023
Total current liabilities	20,379,311	16,355,273
Total liabilities	20,452,549	16,355,273

Cash Requirements

We had $3,707 in cash and cash equivalents as of January 31, 2017.  Our cash used in operations for the six months ended January 31, 2017 was $106,922. We had a net loss for the six months ended January 31, 2017 of $4,120,043. We had an accumulated deficit of $25,970,266 at January 31, 2017. Our cash on hand is not sufficient to cover our monthly expenses and we continue to seek financing in the form of debt or stock sales to finance our operations. There can be no assurance the Company will be successful in these efforts.

Sources and Uses of Cash

Operations

For the six months ended January 31, 2017, our net cash used in operating activities was $106,922, which consisted primarily of our net loss of $4,120,043, offset primarily by increases in accrued expenses of $4,026,178. For the six months ended January 31, 2016, our net cash used in operating activities was $100,652 which consisted primarily of our net loss of $4,447,318 offset by an increase in accrued expenses of $3,409,791 and an increase in accounts payable of $951,180.

Financing

For the six months ended January 31, 2017, our net cash provided by financing activities was $83,469, which consisted of proceeds from related party loans. For the six months ended January 31, 2016 our net cash provided by financing activities was $117,017, which consisted primarily of proceeds from related party loans of $114,324 less repayments of related party loans of $27,579.

Related Party Transactions

At January 31, 2017, the Company is indebted to three directors of the Company for $1,050 (July 31, 2016 - $1,050) for expenditures incurred on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

As of January 31, 2017, $1,044,436 (July 31, 2016 - $960,907) is due to the majority shareholder, of which $509,486 is unsecured, non-interest bearing and due on demand, $69,596 is past due with an interest rate of 3%, $95,600 is past due with an interest rate of 2%, $107,240 is past due, with an interest rate of 7%, $180,000 is due on demand with an interest rate of 4%, $9,276 is due on October 1, 2017 with an interest rate of 3%, and $73,238 is due on July 31, 2018 with an interest rate of 3%.  At January 31, 2017, accrued interest on these loans is $24,304 (July 31, 2016 - $14,068).

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

The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts.  The Company has recently had meetings with certain groups and municipalities regarding proposed transportation infrastructure projects, and it has also met with potential investors for these projects; in addition, it recently filed a stock registration statement (Form S-1) so stock can be issued to raise $60,000,000 of funding (the registration statement has not yet gone effective).

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

Share-based payments

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

Recent Accounting Pronouncements

For the three month period ended January 31, 2017, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January 31, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K. However management is focused on putting in place effective controls.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended January 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.3 Cert. of Amendment Cert. of Incorporation of Ameri Metro

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

10.41   Land Purchase Agreement (filed with the Form 8-K/A May 12, 2016)

10.42  Master Consulting Agreement (filed with the Form 8-K/A May 12, 2016)

10.43  Master Trustee Agreement (filed with the Form 8-K/A May 12, 2016)

10.44  Virginia Crescent Line (filed with the Form 8-K/A May 12, 2016)

31.1 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2 CERTIFICATION OF PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

____________________

* Filed herewith

** To be filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 17, 2017

/s/ Debra Mathias

Title: Chief Executive Officer

 (Principal executive officer)