Form 10-Q
period 2017-04-30
Ameri Metro, Inc. (formerly Yellowwood)
filed 2017-06-14
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

At June 8, 2017, there were 1,800,000 shares of the issuer’s preferred stock and 1,085,638,587 shares of the issuer’s common stock outstanding:

Class	Outstanding at June 8, 2017

Preferred Stock, par value $0.00001	1,800,000 shares
Class A Common Stock, par value $0.000001	1,600,000 shares
Class B Common Stock, par value $0.000001	988,038,587 shares
Class C Common Stock, par value $0.000001	48,000,000 shares
Class D Common Stock, par value $0.000001	48,000,000 shares

AMERI METRO, INC.

TABLE OF CONTENTS

April 30, 2017

AMERI METRO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2017	July 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$ 371	$ 27,160
Prepaid expenses	–	8,678
Other receivable	6,000	–

Total current assets	6,371	35,838

Office equipment, net	1,851	2,245
Prepaid expenses and deposits	2,940	2,940

Total Assets	$ 11,162	$ 41,023

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable	$ 1,059,755	$ 1,069,608
Accrued expenses	20,706,681	14,320,245
Due to related parties	1,050	1,050
Loans payable – related parties	517,086	960,967
Loans payable	3,403	3,403

Total Current Liabilities	22,287,975	16,355,273

Loans payable – related parties	542,095	–

Total Liabilities	22,830,070	16,355,273

Stockholders’ Deficit
Preferred stock, par value $.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding (1,800,000 – July 31, 2016)	2	2
Common stock class A, par value $.000001, 7,000,000 shares authorized, 1,600,000 shares issued and outstanding (1,600,000 – July 31, 2016)	1	1
Common stock class B, par value $.000001, 4,000,000,000 shares authorized, 988,038,587 shares issued and outstanding (987,934,483 – July 31, 2016)	988	988
Common stock class C, par value $.000001, 4,000,000,000 shares authorized, 48,000,000 shares issued and outstanding (4,800,000 – July 31, 2016)	48	5
Common stock class D, par value $.000001, 4,000,000,000 shares authorized, 48,000,000 shares outstanding (48,000,000 – July 31, 2016)	48	48
Additional paid in capital	5,593,486	5,581,929
Stock subscriptions receivable	(47,000)	(47,000)
Accumulated deficit	(28,366,481)	(21,850,223)

Total Stockholders’ Deficit	(22,818,908)	(16,314,250)

Total Liabilities and Stockholders’ Deficit	$ 11,162	$ 41,023

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended April 30, 2017	Three months ended April 30, 2016	Nine months ended April 30, 2017	Nine months ended April 30, 2016

OPERATING EXPENSES
Professional fees	$ 8,700	$ 29,850	$ 36,600	$ 833,118
Directors fees	450,040	450,000	1,350,383	1,500,750
Audit committee fees	90,000	–	180,000	–
Depreciation	131	96	394	256
General & administrative	156,528	146,060	491,510	459,219
Officer payroll	1,685,870	1,169,074	4,442,467	3,448,241

TOTAL OPERATING EXPENSES	2,391,269	1,795,080	6,501,354	6,241,584

LOSS FROM OPERATIONS	(2,391,269)	(1,795,080)	(6,501,354)	(6,241,584)

OTHER INCOME (EXPENSE)
Interest expense	(4,946)	(1,192)	(14,904)	(2,001)
Termination fee	–	–	–	(5)

TOTAL OTHER INCOME (EXPENSE)	(4,946)	(1,192)	(14,904)	(2,006)

NET LOSS	$ (2,396,215)	$ (1,796,272)	$ (6,516,258)	$ (6,243,590)

LOSS PER SHARE (BASIC AND DILUTED)	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	1,042,923,980	1,042,334,483	1,042,595,303	1,066,077,332

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended April 30, 2017	Nine months ended April 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (6,516,258)	$ (6,243,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for services	–	750
Issuance of stock for termination fees	–	5
Depreciation expense	394	256
Stock-based compensation	11,600	324
Cancellation of stock issued for services	–	(15,220)

Change in operating assets and liabilities:
Prepaid expense and deposits	8,678	(13,757)
Other receivable	(6,000)	–
Accounts payable	(9,853)	773,409
Accrued expenses	6,386,436	5,332,867

Cash flows used in operating activities	(125,003)	(164,956)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	–	(1,006)

Cash flows used in investing activities	–	(1,006)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	–	(528)
Proceeds from related party loans	98,214	252,914
Repayment of related party loans	–	(32,619)
Due to related parties	–	800

Cash flows provided by financing activities	98,214	220,567

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,789)	54,605
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,160	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 371	$ 54,605

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERI METRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2017

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

The financial position, results of operations and cash flows as of, and for the period reported include only the results of operations for AMI as GTI was not formed until December 1, 2010, and was inactive for the period from December 1, 2010 to April 30, 2017.

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at April 30, 2017, the Company has a working capital deficiency of $22,281,604 and has accumulated losses of $28,366,481 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

NOTE 3 – DUE TO RELATED PARTIES

At April 30, 2017, the Company is indebted to three directors of the Company for $1,050 (July 31, 2016 - $1,050) for expenditures incurred on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

NOTE 4 – LOANS PAYABLE – RELATED PARTIES

As of April 30, 2017, $1,059,181 (July 31, 2016 - $960,967) is due to the majority shareholder, of which $509,486 is unsecured, non-interest bearing and due on demand, and $7,600 is past due with an interest rate of 2% per annum.  On March 17, 2017, the majority shareholder consolidated six loans and the consolidated loan of $542,095 is due on October 31, 2018 and bears interest at 3.50% per annum.   At April 30, 2017, accrued interest on these loans is $28,896 (July 31, 2016 - $14,068).

NOTE 5 – LOAN PAYABLE

On January 30, 2014, the Company entered into a short-term loan of $6,000 with an interest rate of 3% per annum and a maturity date of April 30, 2015.  The Company has repaid $2,597 as of April 30, 2017. At April 30, 2017, accrued interest on these loans is $353 (July 31, 2016 - $277). At April 30, 2017, this loan is past due.

NOTE 6 – CAPITAL STOCK

Preferred Shares: 200,000,000 par value $0.000001 per share. There are 1,800,000 shares of preferred stock outstanding at April 30, 2017.

On November 3, 2014, the Company effected a 4:1 forward stock split of its issued and outstanding shares of common stock.  As of April 30, 2017, 99.71% of the shareholders participated and therefore the statements are retroactively adjusted to reflect a 3.99:1 forward split. Due to the 3.99:1 forward split, the shares increased to 938,192,724, and the shares issuable to effect a 4:1 split is 2,736,000 shares.  As a result, all share amounts have been retroactively adjusted for all periods presented for a 3.99:1 forward split.  Subsequent to April 30, 2017, the Company issued the remaining 2,736,000 shares of common stock.

On August 4, 2016, the Company issued 104,104 Class B common shares to correct the amount of shares issued to a shareholder as a result of the forward stock split.

On April 30, 2017, the Company issued 43,200,000 shares of Class C common stock at a fair value of $10,800 to the Company’s Founder pursuant to the Employment agreement as described in Note 8.

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

On March 8, 2016, the Company granted 8,000,000 stock options to 4 officers and directors of the Company, exercisable at $42 per share and expire on March 8, 2026.  The 8,000,000 options vest according to the following schedule: 3,200,000 options vest immediately and 800,000 vest annually for the next 6 years.  The weighted average grant date fair value of stock options granted during the year ended July 31, 2016 was $0.00009 per share.  During the nine months ended April 30, 2017, the Company recorded stock-based compensation of $125 (2016 - $324), as officer payroll on the consolidated statement of operations

On November 1, 2016, the Company granted 14,000,000 stock options to 7 officers and directors of the Company, exercisable at $42 per share and expire on November 1, 2026.  The 14,000,000 options vest according to the following schedule: 5,600,000 options vest immediately and 1,400,000 vest annually for the next 6 years.  The weighted average grant date fair value of stock options granted during the nine months ended April 30, 2017 was $0.00009 per share. During the nine months ended April 30, 2017, the Company recorded stock-based compensation of $675 (2016 - $ nil), as officer payroll on the consolidated statement of operations.

A summary of the Company’s stock option activity is as follow:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $
Outstanding, July 31, 2015	–	–

Granted	8,000,000	42.00

Outstanding, July 31, 2016	8,000,000	42.00

Granted	14,000,000	42.00

Outstanding, April 30, 2017	22,000,000	42.00	9.28	–

NOTE 7 – STOCK OPTIONS (CONTINUED)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended April 30, 2017	Nine Months Ended April 30, 2016

Expected dividend yield	0%	0%
Expected volatility	150%	150%
Expected life (in years)	10	10
Risk-free interest rate	1.83%	1.83%

A summary of the status of the Company’s non-vested stock options as of April 30, 2017, and changes during the period ended April 30, 2017 and July 31, 2016, is presented below:

Non-vested options:	Number of Options	Weighted Average Grant Date Fair Value $

Non-vested at July 31, 2015	–	–

Granted	8,000,000	0.00009
Vested	(3,200,000)	0.00009

Non-vested at July 31, 2016	4,800,000	0.00009

Granted	14,000,000	0.00009
Vested	(6,400,000)	0.00009

Non-vested at April 30, 2017	12,400,000	0.00009

At April 30, 2017, there was $869 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan.  There was $nil intrinsic value associated with the outstanding stock options at April 30, 2017.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employee Agreements

The Company has entered into an employment agreement with the Chief Executive Officer (“CEO”) Debra Mathias with an effective date of April 21, 2014. The term of the employment agreements is 3 years, with an annual base salary of $1,200,000.  On April 21, 2017, the agreement was extended to April 21, 2021.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Operating Lease

On April 30, 2014, the Company terminated its existing office space lease, and entered into a new month to month rent agreement for office space. The new agreement which commenced on November 1, 2015, calls for monthly rent payments of $1,440. The terminated lease agreement has not been resolved as to payment of existing amounts due in cash or stock, or as to any early termination fees.  As of April 30, 2017, no stock has been issued in payment of rent.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Pursuant to the Agreement, the Company was appointed as the agent and representative of GIF&DA to facilitate GIF&DA in securing the first and future phases of financing the project and the construction of the project.  The Company shall receive 1.5% the face amount of each master trust indenture (bond indenture) in consideration for arranging financing and developing the sponsorship mechanism of the project.  The term of the Agreement shall continue until the completion of the project.  At April 30, 2017, the Company has not secured any financing for GIF&DA.

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

The Project consists of two phases, phase one closing to take place on or before October 14, 2016 (“Phase One”) and phase two to take place on or before August 31, 2017. Due to delays in obtaining funding, the August 31, 2017 Phase Two closing date has been pushed back to a yet-to-be-determined future date. Phase One consists of land purchase and onsite /off site improvement and its estimated cost, for both phases, is $2,000,000,000.  PDC agreed to pay the Company 40% of the cost (i.e $800,000,000), plus 2% over the adjustment for the increase in inflation regardless of the cost to the Company to perform the required services.  A mobilization fee of $2,729,514 shall be due and payable by PDC to the Company upon the closing of Bond funding for Phase One. The bond proceeds from the first tranche are expected to be $950,000,000.

On September 11, 2016, in relation to the August 8, 2016 Construction agreement, the Company, Jewel’s Real-Estate 10-86 Master LLLP (“Jewel”), Global Infrastructure Finance & Development Authority, Inc. (“GIF&DA”), Port De Claudius, Inc., and HSRF Statutory Trust (“HSRF”) entered into an Agreement of Sale and or Assignment of Assets in Phase One pursuant to which the Company agreed to assign and Jewel agreed to sell all rights, title and interest in and to any contractual agreements entered among Ameri Metro, Jewel and other related parties to PDC on completion of Phase One as governed by the Construction Agreement.  The cost of Phase One is $950,000,000. The net Phase One revenue to the Company is expected to be $66,719,514 which includes $33,740,000 from the assignment of the Land Purchase Agreement the Company entered into with Jewel on November 26, 2013, $14,250,000 in consulting fee in relation to the Master Consulting Agreement, $2,729,514 of mobilization fee and $16,000,000 of onsite / offsite improvement fee.  The $66,719,514 revenue will be paid from the proceeds from $950,000,000 bond issuance.  At April 30, 2017, the $950,000,000 bond has not been issued and the land has not been transferred from Jewel to PDC.

NOTE 9 – INCOME TAXES

For the period ended April 30, 2017, the Company has net losses in addition to prior years’ net taxable losses, the result is a net taxable loss carry-forward, and therefore the Company has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved. For the periods ended April 30, 2017 and July 31, 2016, the cumulative net operating loss carry-forward from operations is approximately $7,593,000 and $7,265,000; respectively, and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2017	July 31, 2016
Net loss before income taxes per financial statements	$ (6,516,258)	$ (4,447,318)

Income tax recovery	2,215,500	2,649,200
Timing difference and other	(2,104,100)	(2,317,600)
Change in valuation allowance	(111,400)	(331,600)
Provision for income taxes	–	–

	April 30, 2017	July 31, 2016

Net operating loss carryover	$ 2,581,500	$ 2,470,200
Valuation allowance	(2,581,500)	(2,470,200)
Net deferred tax asset	$ –	$ –

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 9 – INCOME TAXES

For the period ended April 30, 2017, the Company has net losses in addition to prior years’ net taxable losses, the result is a net taxable loss carry-forward, and therefore the Company has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved. For the periods ended April 30, 2017 and July 31, 2016, the cumulative net operating loss carry-forward from operations is approximately $7,593,000 and $7,265,000; respectively, and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2017	July 31, 2016
Net loss before income taxes per financial statements	$ (6,516,258)	$ (4,447,318)

Income tax recovery	2,215,500	2,649,200
Timing difference and other	(2,104,100)	(2,317,600)
Change in valuation allowance	(111,400)	(331,600)
Provision for income taxes	–	–

	April 30, 2017	July 31, 2016

Net operating loss carryover	$ 2,581,500	$ 2,470,200
Valuation allowance	(2,581,500)	(2,470,200)
Net deferred tax asset	$ –	$ –

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 10 – SUBSEQUENT EVENT

Subsequent to April 30, 2017, the Company issued an additional 2,736,000 of Class B common stock in connection with the November 3, 2014 stock split.

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

The Company, and its wholly owned subsidiary Global Transportation and Infrastructure, Inc., plan to use Private Public Partnerships (“PPP”) for funding of infrastructure projects and transportation projects. The Company is a conduit to provide general contracting services for infrastructure projects and transportation projects. As a conduit we identify infrastructure projects for both private and public end users. The Company will bring together private and public entities, the end users, including the affiliate entities to organize the revenue bond offering, which will be the private debt vehicle to build the infrastructure project for the end user. The Companies ultimate role is providing general contracting services and construction management services for the private and public entities.

As the U.S. and World populations are rapidly increasing and global infrastructure is being surpassed in its ability to safely and adequately provide the effective transportation for sustainable economics, infrastructure is becoming inadequate and dilapidated. Governing authorities’ ability to keep up with preventative maintenance and replacement lacks funding. Studies have consistently shown that the development of infrastructure permeates economic growth. Lack of funding due to global financial crises have sent governments into restructuring their budgets and bail outs have further reduced the possibility for governmental funding.  The Company’s management team has recognized the need for a solution to curb the financial burden on the governments and taxpayer alike.  The Company plans to make use of Private Public Partnerships for these type of projects.

Due to scale and complexity of infrastructure finance much thought has been given by the Company to overall financial requirements, and the functionality of financial structure of the Company’s operations.  The Company’s Founder, Shah Mathias, has organized and established three nonprofit corporations and was an independent consultant of a forth nonprofit (ATFI) for the purpose of facilitating the development of the transportation systems

1.

Alabama Toll Facilities, Inc. (ATFI)

2.

Hi Speed Rail Facilities, Inc. (HSRF)

3.

Hi Speed Rail Facilities Provider, Inc. (HSFP)

4.

Global Infrastructure Finance & Development Authority (GIF&DA)

Alabama Toll Facilities Inc., High-Speed Rail Facilities, Inc., High-Speed Rail Facilities Provider, Inc. and Global Infrastructure Finance & Development Authority take a comprehensive, intermodal approach to resolving the nation’s transportation crisis, and they propose doing so without the necessity of increasing taxes at any level, or in any manner. In short, they replace pubic financing with private funding.

High-Speed Rail Facilities, Inc., High-Speed Rail Facilities Provider, Inc. and Global Infrastructure Finance & Development Authority are prepared to assume a much larger role with the Company. Having brought together the necessary technical and industrial components to begin work immediately, the Company need not engage in costly, time-consuming pilot programs. Our team of experts is prepared to move expeditiously forward on the widest variety of fronts, from site selection, to trainset construction, to building cooperative ventures with ancillary components of the transportation and accommodation industries nationwide. The Company takes an intermodal approach to providing seamless service with a scale of economy. Specifically, the Company’s paradigm anticipates a fundamental change in the manner in which passenger rail service will be provided. The high-speed rail plan will utilize existing rail rights-of-way to connect several metropolitan areas and states serving expanding populations. The major elements of the plan would include:

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

These three entities play a vital role in financing. The non-profits statues provide a vehicle to issue bonds and help secure infrastructure projects. The non-profit entities have the discretion to turn over the infrastructure projects to the state or the governing body having jurisdiction after it has successfully developed and paid for the projects.  However, in order to support the functionality of financial structure and manage the development of specific projects, sixteen for profit entities have been developed under the Company’s umbrella, The Company will interface with each entity in three separate stages: Stage 1 interface - as consultant for fee, Stage 2 interface – as provider for construction services for fee and Stage 3 interface – as a 25% shareholder (post construction operations revenue). The below entities have no operations, no assets, and no revenues recognized as of April 30, 2017, and a substantial amount of capital needs to be raised for potential future projects that the Company and these entities hope to develop. The sixteen for profit entities are:

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

7) Port of De Claudius, Inc.

8) Ameri Cement, Inc.

9) Lord Chauffeurs LTD.

10) Atlantic Energy & Utility Products, Inc.

5) KSJM International Airport, Inc. This company will be a master airport facility, and will provide four types of airport terminals and one international airline inspection service terminals operated by HSR Technologies Inc.:

a)

Passenger Terminals, operated by HSR Passenger Services Inc.

b)

Air Cargo Terminals, operated by Port of Ostia, Inc.

c)

Corporate Jet Center Terminal, operated by Lord Chauffeurs LTD

d)

International Airline, FAA inspections maintenance service terminals, operated by KSJM International Airport, Inc.

e)

Domestic Airline FAA inspection maintenance service terminals, operated by HSR Technologies Inc.

6) Port Of Ostia, Inc. This company will handle all international and domestic Air Cargo and supporting ground services such as freight forwarding services are provided by HSR Freight line, Inc. and air and ground logistics are provided by HSR Logistics, Inc.

7) Port of De Claudius, Inc. This company will handle all international and domestic inbound outbound sea container inland port operation and warehouse distribution center.

8) Ameri Cement, Inc. This company will handle all cement needs for building (357 miles four lane) Alabama Toll Road "ATFl” and others future projects.

9) Lord Chauffeurs LID. This company will operate all passenger ground transportation car service limo and taxi, as well as the corporate jet center.

10) Atlantic Energy & Utility Products, Inc. This company will provide to all of above entities, electric, gas, water, sanitary sewer service, trash removal, cable TV, Dish network and internet services. Petroleum products and services will also be provided during and after construction, along with fuel services on the toll road, all industrial and technology parks, including the airport, inland ports and incoming and outgoing vessels.

11) Penn Insurance Services LLC. This company will provide all insurance services to all entities and risk management services for all entities, but not limited to the entities.

12) Cape Horn Abstracting. This company will provide all-land title examination services for all entities to insure against any pre closing and post-closing claims of ownership or deed restriction.

13) Eastern Development & Design, Inc. This company will provide all civil engineering and architectural services, with very strong cost control measures in place eliminating engineering and architectural cost over runs.

14) Slater & West, Inc. This company will provide contract administration services and handles all work force human resource matters, providing background checks, loss prevention services, vendor invoice verification against goods and services provided, to clear invoice for payment.

15) Malibu Homes, Inc. This company will provide residential home building services.

16) HSRF Trust. This company is a statutory trust administrator of private and public funds and safeguards the bondholder's interest. No money moves to any parties without trust authorization.

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

Employees

In addition to the Chief Executive Officer, the Company has been accruing salaries for employees and twenty six other persons who are working on behalf of the Company to assist in the development of its initial high-speed rail project. None of the twenty six people currently receive salaries or other compensation. The Company has also issued stock to individuals, for their consulting and professional services. At the time the Company launches its planned IPO, the Company will pay the accrued salaries to the employees.

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

Results of Operations

Comparison of the Three Months Ended April 30, 2017 and 2016.

The Company has no source of continuing revenues and received no revenues for the three months ending April 30, 2017 and 2016.   For the three months ended April 30, 2017 and 2016, the Company had total operating expenses of $2,391,269 and $1,795,080, respectively and net losses of $2,396,215 and $1,796,272, respectively. The increase in operating expenses and net loss resulted primarily from increases in officer payroll and audit committee fees.

Comparison of the Nine Months Ended April 30, 2017 and 2016.

The Company has no source of continuing revenues and received no revenues for the nine months ending April 30, 2017 and 2016.   For the nine months ended April 30, 2017 and 2016, the Company had total operating expenses of $6,501,354 and $6,241,584, respectively and net losses of $6,516,258 and $6,243,590, respectively. The increase in operating expenses and net loss resulted primarily from reductions in professional fees and director’s fees, offset by increases in audit committee fees and officer payroll.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities and total liabilities as of April 30, 2017 and July 31, 2016 were as follows:

	April 30, 2017	July 31, 2016
Cash	$ 371	$ 27,160
Total current assets	6,371	35,838
Total assets	11,162	41,023
Total current liabilities	22,287,975	16,355,273
Total liabilities	22,830,070	16,355,273

Cash Requirements

We had $371 in cash and cash equivalents as of April 30, 2017.  Our cash used in operations for the nine months ended April 30, 2017 was $125,003. We had a net loss for the nine months ended April 30, 2017 of $6,516,258. We had an accumulated deficit of $28,366,481 at April 30, 2017. Our cash on hand is not sufficient to cover our monthly expenses and we continue to seek financing in the form of debt or stock sales to finance our operations. There can be no assurance the Company will be successful in these efforts.

Sources and Uses of Cash

Operations

For the nine months ended April 30, 2017, our net cash used in operating activities was $125,003, which consisted primarily of our net loss of $6,516,258, offset primarily by increases in accrued expenses of $6,386,436. For the nine months ended April 30, 2016, our net cash used in operating activities was $164,956 which consisted primarily of our net loss of $6,243,590 offset by an increase in accrued expenses of $5,332,867 and an increase in accounts payable of $773,409.

Financing

For the nine months ended April 30, 2017, our net cash provided by financing activities was $98,214, which consisted of proceeds from related party loans. For the nine months ended April 30, 2016 our net cash provided by financing activities was $220,567, which consisted primarily of proceeds from related party loans of $252,914 less repayments of related party loans of $32,619.

Related Party Transactions

At April 30, 2017, the Company is indebted to three directors of the Company for $1,050 (July 31, 2016 - $1,050) for expenditures incurred on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

As of April 30, 2017, $1,059,181 (July 31, 2016 - $960,907) is due to the majority shareholder, of which $509,486 is unsecured, non-interest bearing and due on demand, and $7,600 is past due with an interest rate of 2% per annum, On March 17, 2017, the majority shareholder consolidated six loans and the consolidated loan of $542,095 is due on October 31, 2018 and bears interest at 3.50% per annum.   At April 30, 2017, accrued interest on these loans is $28,896 (July 31, 2016 - $14,068).

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

Recent Accounting Pronouncements

For the three month period ended April 30, 2017, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of April 30, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K. However management is focused on putting in place effective controls.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended April 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

June 14, 2017

/s/ Debra Mathias

Title: Chief Executive Officer

 (Principal executive officer)