Form 10-K
period 2017-07-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2018-08-09
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-54546

AMERI METRO, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-1877342
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2575 Eastern Blvd. Suite 101

York, Pennsylvania 17402

(Address of principal executive offices)  (zip code)

Registrant's telephone number, including area code:    717-434-0668

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

[ X ] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

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

$ 0

Indicate the number of shares outstanding of each of the registrant's classes of preferred stock and common stock as of the latest practicable date.

Class	Outstanding at August 3, 2018

Preferred Stock, par value $0.000001	1,800,000 shares
Class A Common Stock, par value $0.000001	1,600,000 shares
Class B Common Stock, par value $0.000001	1,054,247,802 shares
Class C Common Stock, par value $0.000001	48,000,000 shares
Class D Common Stock, par value $0.000001	48,000,000 shares

Documents incorporated by reference:            None

AMERI METRO, INC.

TABLE OF CONTENTS

August 3, 2018

INDEX

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

The information contained in this Form 10-K is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in our Quarterly Report, and this Annual Report on Form 10-K for the year ended July 31, 2017 and in our other reports filed with the Securities and Exchange Commission (the “SEC”).

ITEM 1.  BUSINESS

Ameri Metro, Inc. (“Ameri Metro” and the “Company”) was formed to engage primarily in high-speed rail for passenger and freight transportation, and related transportation projects.  The Company initially intends to develop a Midwest high-speed rail system for passengers and freight.  Currently the Company is engaged in raising capital and entering into relationships to further its planned activities. These initial planned activities are “ATFI Roadway” and “Port Trajan”, a northeast freight corridor.

Since its incorporation, the Company has developed its business plan, appointed officers and directors, engaged initial project consultants, and had meetings with certain agencies and groups related to potential future projects.  Presently, the Company has not physically started any of the projects disclosed in our business plan section. However, as disclosed in the “Current Potential Projects” section, the Company has entered into active agreements with related and non-related parties. The Company will start these projects once capital is raised from the Registration Statement. The Company’s business model and proceeds raised from the Registration Statement will allow the Company to begin the ATFI Roadway and Port Trajan project as well as other current potential projects.

The Company Founder, Shah Mathias, has organized and established three related non-profit corporations and is an independent consultant of a fourth non-profit (ATFI) for the purpose of funding current potential projects of the Company identified by Transportation Economics Management Systems (TEMS), TEMS, a transportation/rail/sea vessel consulting firm working for and with the Company has completed preliminary studies on behalf of the end user both public and private.  The Company can introduce related and non-related entities to the four non-profit entities for the purpose of funding projects they have.

These are the 4 Non-Profit entities with the ability to officiate Master Bond Indentures when sponsored by a state end user:

1.

Alabama Toll Facilities, Inc. (ATFI)

(A Non-Related Party)

2.

Hi Speed Rail Facilities, Inc. (HSRF)

(A Related Party)

3.

Hi Speed Rail Facilities Provider, Inc. (HSFP)

(A Related Party)

4.

Global Infrastructure Finance & Development Authority (GIF&DA)

(A Related Party)

These three non–profit related entities will play a vital role in financing. The non-profits statutes provide a vehicle to issue bonds and help secure potential infrastructure projects. The non-profit entities have the discretion to turn over the infrastructure of potential projects to the state, or the governing body after it has successfully developed and paid for the potential projects.

With the funding raised from the Registration Statement, the Company will then be able to consult the end users, related and non-related entities, and non-profits (who will sponsor bond offerings to fund the projects) and to contract with one or more of the largest construction firms in the United States who will carry out the actual construction management on the large projects we plan on building. The Company does not have the work force, nor expertise to perform the actual physical work from start to finish. However, the Company anticipates engaging the largest construction management and construction firms in the industry, such as AECOM, to meet the project’s needs.  AECOM, as noted in the public record filed with the United States Security and Exchange Commission (SEC), has over thirty years of experience undertaking similar projects and produced 17 billion dollars in revenue in 2016. They operate with a capacity of 87,000 employees, and provide planning, consulting, architectural, and engineering design services to commercial and governmental clients across 7 continents. AECOM also offers construction services, including building construction and energy, infrastructure and industrial construction. In addition, they can provide program and facility management which entails maintenance, training, logistics, consulting, technical assistance, systems integration, and information technology services.

The Company anticipates these firms will want to be involved due to the scale of each project the Company has under contract, and those potential projects the Company can engage in as a result of their relationship with the non-profit entities.

The Company also believes the economic studies performed by TEMS will confirm that the cost of the projects will be supported by the usage and revenues generated by the project. This will allow the Company, and the associated construction firms contracted with, to sustain profit. The types of projects the Company is proposing to build have generally been successful in the United States over the last 200 years and will attempt to improve the way the passengers and the freight are transported around the United States.

On December 1, 2010, the Company formed its wholly-owned subsidiary, Global Transportation & Infrastructure, Inc. (“GTI”).  GTI was formed to provide development and construction consulting services for Alabama Toll Facilities, Inc. "ATFI” is a non-related, non-profit company supported by the State of Alabama, to act as the exclusive entity, as set forth in House Joint Resolutions, H.J.R 459 and H.J.R. 456, to finance the development of the 357 mile Alabama Toll Road (starting on the coastline of Alabama and running northward to the boarder of Tennessee).

Pursuant to the executed agreement with ATFI, “Assignment Agreement For Construction,” GTI will act as the consultant for such a toll road, including implementation of the financing mechanism for the design, planning, engineering and related costs for its construction, and to engage in the construction of freight transportation and related transportation projects by, contracting with some of the largest construction firms in the industry. ATFI is a non-related entity, and along with other related entity projects that are supported by the ATFI 357 mile toll road in Alabama, the Company intends to act as the conduit to bring the ATFI toll roadway to completion. The ATFI toll roadway and other related potential projects stemming from the ATFI toll roadway project, are at different stages, of a six-stage process supported by agreements and contracts.

The Company has a six stage process for potential future project opportunities:

1.

Management’s Decision to take on a project

2.

Enter into Letters of Intent, Agreements, Construction Contracts

3.

Obtain State(s) sponsorship of the project through legislative actions (where applicable)

4.

Engineering and Design Studies, Architectural Design, Feasibility Studies

5.

Raise Capital through Bond Financing and/or Company stock offerings or other borrowings

6.

Management of the physical construction as a general contractor

The Company’s current list of potential project opportunities is contained in the Business Plan Section. The common thread with all these future opportunities is that the Company has not yet started Stage 5 or Stage 6, but continues to spend time, effort, and resources to advance each current potential project. Each current potential project requires the raising of capital, which we expect to be accomplished through one or more of the non-profit entities set up by the Founder of the Company.

With the Alabama legislation Joint Resolution HJR 459 and HJR 456 signed by the Governor, the ATFI current potential project along with the ancillary projects are designed to support the sustainability and to ensure the success of the ATFI current potential project. The Company, pursuant to the construction agreements, is acting as Master General Contractor for the building of the toll road. The Company will also build ancillary projects and related transportation systems, including but not limited to rail and toll bridges, upon the successful issuance of the bond offering. The Company plans to improve port operations and cargo facilities while building a 357 mile toll road from the coast of Alabama to the southern border of the State of Tennessee.

The contracts between ATFI and the Company are in full force and effect under the House Joint Resolution HJR 459 and 456 unless new legislation is issued to rescind the current HJR 459 and HJR 456. The related and non-related party contracts are in full force and effect in association with the current potential projects.

The Company makes no guarantee we will succeed in our business plan to help the United States by improving the infrastructure and changing the way cargo and the population travel, but according to the United States Government it is a high priority to improve states’ infrastructure without taxing the American public.  The Company’s business model and ATFI legislative rights that are in place stand a reasonable chance of making a difference.

As Super Cargo ships increase in size, studies show that the US ports do not have the sufficient water depth of fifty feet to berth these mega ships. The map below shows the Alabama Port which ties to the ATFI toll road have the sufficient water depth of fifty feet.

There are current studies taking place by US ports on how they will solve the problem. The new challenge to US ports stems from the Panama Canal being widened and deepened to accommodate such ships.  Most US ports shown in the map below still lack the water depth to receive such ships substantiated by public reports found on the ASCE American Society of Civil Engineers website under “Report Card For America’s Infrastructure”. The Panama Canal studies below were completed by TEMS:

Trade and Transportation Corridors following the Expansion of the Panama Canal

Seattle
WA
MT
ND
MN
OR
ID
SD
WY
NE
IA
WI
MI
ME
VT
NY
Boston
CT RI
PA
NJ
New York
OH
IL
IN
MD
Baltimore
WV
VA
Norfolk Harbor
KY
NV
UT
CO
KS
MO
CA
Oakland
OK
TN
NC
AR
SC
AZ
NM
Long Beach
Yuma
MS
AL
GA
Savannah
TX
Houston
LA
Portus De Jewel
New Orleans
Freeport
Corpus Christi
FL
Miami
Mexico
Water Depth
50 ft
47 ft
45 ft
Ameri Metro Development Ports
Baltimore
Mobile
Freeport
Yuma
Existing Deepwater Ports
New York
Norfolk
Savannah
LA/LB
Seattle

The Company’s first current potential project “Port Trajan” is directly connected to our current Alabama port potential project “Port De Claudius, Inc.” through the new Alabama Toll Road (ATFI) connecting to Route 81 in Knoxville Tennessee, which today is a major shipping corridor from Tennessee to Maine with South Central Pennsylvania (the location of Port Trajan) becoming one of the current distribution locations for the north east. We believe that the ports of Mobile and Baltimore, each with 50 feet of water depths, stand to be the ports used in making cargo movement to the north east corridor more efficient as the size of cargo ships continues to increase. These ports, based on studies performed by TEMS, have the ability to be deepened and the cost to do so will be offset by the economic impact they create according to studies performed to date by TEMS.

The Company’s funding plans include stock offering and non-related and related parties officiating bond offerings to fund the current potential projects identified.

The major elements of the infrastructure for the current potential projects as part of the Company’s planned activities are stated below:

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

•

Use rail to connect rural, small urban and major metropolitan areas

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

Provision of multi-modal connections to improve system access, hotels, retail, parking garages, sorting facilities / distribution facilities

Supporting Transportation Systems

•

Ancillary development opportunities, airports, inland ports, sea ports, toll roads and technology parks

As the US and World populations are rapidly increasing, infrastructure is becoming inadequate and dilapidated as stated on the American Society of Civil Engineers website. Government authorities are unable to keep up with preventative maintenance and replacement work because of the lack of funding. Studies have consistently shown that the development of infrastructure promotes economic growth.  However, the global financial crises have sent governments into restructuring their budgets and reduced the possibility for funding new infrastructure development.

The Company’s management team has recognized the need for a solution to limit the financial burden on governments and taxpayers alike. The Company plans to use Private Public Partnerships to fund some or all of the capital requirements for the current potential project opportunities. The Company’s use of proceeds from the offering will potentially make it possible for the Company to fulfill its consulting agreements with ATFI and Related Parties to begin immediately the feasibility studies and investment grade studies needed to officiate the bond offerings, specifically for the “Port Trajan” current potential project as detailed in the “current potential project” section..

Once TEMS completes feasibility and environmental studies, it will be the Company’s goal, through the financial markets to raise capital from bond offerings.

In order to support the functionality of financial structure between the end user, whether public or private, and the non-profit, whether related or non-related, Shah Mathias created the sixteen related entities listed below of which the Company owns 25% of each via non-voting common shares, with the remaining 75% (and 100% voting control) owned by Mr. Mathias. The Company acting in its Master Consulting role will be the conduit between one or more of nine related entities who will secure by contract the project from the end user and approach the non-profits for bond offering of the project. The construction management services will be performed by one or more of the largest construction management firms in the United States by utilizing existing well-established construction firms in or near the project location to perform the physical work on each project. The Company’s consulting staffing needs are already in place and any additional needs can be met easily. Once a project is started, the consulting management team of the Company would rely heavily on the work force of some of the largest construction management firms in the country. The seventeenth related entity being HSRF Trust was created to place the bond offering revenue in trust managed by agreements with ING (now Voya).

1.

HSR Freight Line, Inc.

2.

HSR Passenger Services, Inc.

3.

HSR Technologies, Inc.

4.

HSR Logistics, Inc.

5.

KSJM International Airport, Inc.

6.

Port of Ostia, Inc.

7.

Port of De Claudius, Inc.

8.

Atlantic Energy & Utility Products, Inc.

9.

Malibu Homes, Inc.

10.

Ameri Cement, Inc.

11.

Lord Chauffeurs LTD.

12.

Penn Insurance Services LLC

13.

Cape Horn Abstracting

14.

Eastern Development & Design, Inc.

15.

Slater & West, Inc.

16.

Platinum Media Inc.

17.    HSRF Trust

Presently, none of these related entities recognized any revenue.  These entities play a vital role in terms of becoming the entity that builds and owns the potential project while the bond debt is being paid back. The ultimate beneficial owner of the project could be one of these entities or in the case of State projects, the State would become the beneficial owner of the project built once the bond debt is retired. This business model will control cost over runs and allow for more tightly managed projects during construction and then management of the operations of the project until the debt is paid back.

In summary and for clear understanding of the process:

The State who has a project to build would be able to have the project built by sponsoring the bond offering on behalf of one of the related entities below.  The related entities would build and manage the project, assume the liability of the debt and then return the project back to the State upon retirement of the bond debt.  In the case of non-State projects, the related entity could be the beneficial owner of the project at the end of the bond debt retirement.

1) HSR Freight line, Inc. This company will handle all services related to the use of track time, train sets leases and freight forwarding services. HSR Freight Line, Inc. intends to offer high speed rail, freight forwarding and parcel handling services to existing national and global carriers. As opposed to independently developing a freight corridor, carriers will be able to lease train sets with their trade logos and slogans in their own color schemes at various rates depending on the time frames, in addition to toll fees for track time. The Company interfaces with the entity, in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

2) HSR Passenger Services, Inc. This company will handle all ticketing, booking, reservations, food & beverage services, hotel booking and car rental booking services. HSR Passenger Service Inc. will offer concession space at the travel plazas, technology parks and develop motels, hotels, fast food restaurant establishments and convenience stores. The Company interfaces with the entity, in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

3) HSR Technologies, Inc.  This company will handle all build to suit manufacturing facilities for train sets and centralized signalization services along the rail road tracks and train stations. Within the technology parks HSR Technologies, Inc. will be a sole provider of all fiber optics, telecommunication and all related technologies services including equipment maintenance.

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

The Company interfaces with the entity, in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

4) HSR Logistics, Inc. This company will handle coordination, delivery and movement of all machinery equipment, material goods and will operate all warehousing facilities at:

The Company interfaces with the entity, in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

5) KSJM International Airport, Inc. This company formed to serve as a master airport facility. It will provide four types of airport terminals and one international airline inspection service terminal operated by HSR Technologies Inc.:

a)     Passenger Terminals, operated by HSR Passenger Services Inc.

b)

Air Cargo Terminals, operated by Port of Ostia, Inc.

c)

Corporate Jet Center Terminal

d)

International Airline, FAA inspections maintenance service terminals, operated by KSJM International Airport, Inc.

e)

Domestic Airline FAA inspection maintenance service terminals, operated by HSR Technologies Inc.

The Company interfaces with the entity, in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

6) Port of Ostia, Inc. This company will handle foreign and domestic Air Cargo, and while supporting ground services such as freight forwarding services will be provided by HSR Freight Line, Inc. and air and ground logistics will be provided by HSR Logistics, Inc. The Company interfaces with the entity, in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

7) Port of De Claudius, Inc. This company will handle foreign and domestic inbound / outbound sea container inland port operation and warehouse distribution center. The Company interfaces with the entity, in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

8) Atlantic Energy & Utility Products, Inc. This company will provide electric, gas, water, sanitary sewer service, trash removal, cable TV, Dish network and internet services. Petroleum products and services will also be provided during and after construction, along with fuel services on the toll road, all industrial and technology parks, including the airport, inland ports and incoming and outgoing vessels. The Company interfaces with the entity, in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

9) Malibu Homes, Inc. This company will provide residential home building services. The Company interfaces with the entity, in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

10) Ameri Cement, Inc. This company handles all cement needs for building (357 miles four lane) Alabama Toll Road "ATFl” and others future projects. The Company interfaces with the entity, in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

11) Lord Chauffeurs LID. This company operates all passenger ground transportation car servicefor passengers such as limo and taxi, as well as the corporate jet center. The Company interfaces with the entity, in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

12) Penn Insurance Services LLC. This company provides all insurance services to all entities and risk management services for all entities, but not limited to the entities. The Company interfaces with the entity, in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

13) Cape Horn Abstracting. This company provides all-land title examination services for all entities to insure against any pre -closing and post-closing claims of ownership or deed restriction. The Company interfaces with the entity, in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

14) Eastern Development & Design, Inc. This company provides all civil engineering and architectural services with strong cost control measures thereby reducing engineering and architectural cost over runs. The Company interfaces with the entity, in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

15) Slater & West, Inc. This company provides contract administration services and handles all work force human resource matters, providing including background checks, loss prevention services, vendor invoice verification against goods and services provided, and to clear invoice for payment. The Company interfaces with the entity, in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

16) Platinum Media, Inc. Designed to provide all media related services. The Company interfaces with the entity, in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

17) HSRF Trust. This company is a statutory trust administrator of private and public funds and will safeguard the bondholder's interest. No money moves to any parties without trust authorization.

The Company anticipates the following will occur by a regional or local municipalities upon the adoption and implementation of Trade, Transportation and a High-Speed Rail Systems as part of the Company’s current potential projects.  To date, the Company has not developed any rail systems.

The Company will engage TEMS to provide feasibility and investment grade studies, engage some of the largest construction management firms in the United States, and locate well-established construction contractors and manufacturers to provide cost estimates on completing the current potential projects. The Company in its Trade and Transportation corridors will use technology well known to US contractors, however, because highspeed rail travel is already inplace in much of Europe and Asia, the Company anticipates on working with European companies to furnish the highspeed rail equipment, such as locomotives and passenger cars.

The Company will furnish project proposals with supporting feasibility study, appraisals, and cost/benefit analysis prepared by TEMS.  The Company will then provide those tools to a related entity or related non-profit entity so they can present such project proposals to the municipalities (state or local) as a complete and finished project. The local or regional municipality will then independently analyze and discuss the Company's proposal.

The two related non-profit entities created for Trade and Transportation and High Speed Rail projects are:

Hi Speed Rail Facilities, Inc.

In 2010, the Company entered into an agreement with HSRF (one of the Company's related non-profit companies) Pursuant to the agreement, the Company will be responsible for the construction of projects while the non-profit will be responsible for financing the construction and operating various high speed rail and related projects across the United States. HSRF is designed to focus on the building of train tracks and stations.  Pursuant to the agreement between the Company and HSRF, the Company will act as the agent and representative of HSRF to perform all required tasks and actions to develop and construct such projects by utilizing a large well-established construction management firm. The Company anticipates that having this agreement in place and by having HSRF already organized will expedite the process of commencing a project once the Company raises funds upon approval of this registration Statement. Material aspects of the agreement are presented below in the “Business Plan” section.

Hi Speed Rail Facilities Provider, Inc.

In 2010, the Company entered into a written agreement with HSRFP (one of the Company's related non-profit companies). The Company will be responsible for the construction of projects while the nonprofit will be responsible for financing construction and operating various high speed rail and related projects across the United States. Pursuant to the agreement, the Company was appointed as the agent and representative of HSRFP to perform all required tasks and actions to develop and construct such projects by utilizing a large well-established construction management firm. HSRFP was organized to provide a vehicle to issue bonds and help secure infrastructure projects for the Company, focusing on facilities ancillary to the high speed rail, such as rail yards, rail assembly plants maintenance facilities. The Company anticipates that having this agreement in place and by having HSRF already organized will expedite the process of commencing a project once the Company raises funds upon approval of the Registration Statement. Material aspects of the agreement are presented below in the “Business Plan” section.

ING Investment Management

Each of the non-profits has entered into an investment management agreement with ING Investment Management (“ING”) whereby ING will manage any funds raised in bond offerings and provide investment advisory services.  This non-binding agreement would only take effect upon the raising of revenue bonds, which to date has not occurred.  ING would serve to invest, reinvest and supervise the management of any such funds raised, for any project in the future, while such funds were held in an investment account and until use for the intended funds are needed for project purposes. The Company and the non-profits, have not commenced raising funds through any bond offerings.

Supporting Information

The United States Census Bureau predicts that the American population will reach 420 million by 2050, a trend that will overwhelm our nation’s transportation infrastructure according to the information provided on their website.

Current estimates suggest that overall freight demand will double over the next 40 years from 15 billion tons today to 30 billion tons. The number of trucks on the road is also expected to double. Already under unsustainable strain, the nation’s freight transportation infrastructure and highways will face even greater challenges as the total volume of freight increases.

Extensive infrastructure expansion, such as new ports, trade corridors and high-speed rail (HSR), is critical to help mitigate problems associated with rising fuel costs, crowded highways, and greenhouse gas emissions. Population growth and development in the U.S. have made our nation increasingly reliant on rail and highway infrastructure to transport people and freight.

Clearly, a strong, efficient freight transportation system is vital to the nation’s economy. Our nation’s already strained and outdated railways must be upgraded to handle the projected increases in freight shipping to relieve congestion on our highways. We believe that new trade corridors are needed to support the additions of new ports and infrastructure in marine shipping.  New high speed rail routes will also increase connectivity between US cities to support the emerging new economy.

Business Plan

The Company, as a consultant through its Master Consulting role along with TEMS has collectively identified current potential projects worth five hundred and six billion dollars. The Company has therefore approached the related non-profits for master bond indentures for each project, to meet the need of the related and non-related end users of each current potential project.

The Company acting as a Master Consultant, and Master General Contractor through agreements with the related and non-related non-profits, and the related entities will perform construction management services and consulting services for a fee (see material aspects of agreements below). The related and non-related non-profits provide a source of capital through bond indentures upon TEMS providing investment grade studies that will confirm the potential project revenue and will support the debt on behalf of the beneficial owner of a given project.

The contractual agreements and material aspects of the agreements are presented below:

Master Agreement For Construction with the Four Non-profits

The Company is in contractual, “Master Agreement For Construction”, agreements with High Speed Rail Facilities Inc., High Speed Rail Facilities Provider Inc., Global Infrastructure Finance & Development Authority, Inc. and Alabama Toll Facilities Inc., all four are nonprofit entities referred to as the “Cartel” who could issue bonds on behalf of government, civilian and commercial end user projects directly, or on behalf of the affiliate entities listed below. The material aspects of the “Master Agreement For Construction” are as follows:

1.

AMERI as the agent and representative of CARTEL shall perform all required tasks and actions to develop and construct the Project as agent and representative of CARTEL without limitation by taking such actions as necessary to secure the first and future phases of the financing applicable to the design, planning, engineering and related soft and hard costs of the construction of the Project and related activities.  The specifications, designs, construction standards, subcontractor agreements, insurance requirements, hiring and employment policies and similar items shall be developed by AMERI, subject to approval by CARTEL, and as necessary offered for review and approval by appropriate governmental and regulatory agencies.

2.

AMERI shall assure that the Project is constructed according to specifications and requirements imposed by the Federal Railroad Administration (FRA).  The work done by AMERI through itself, its contractors, subcontractors, agents, employees and affiliated organizations, shall be subject to inspections as mandated by law to demonstrate compliance with all applicable standards.  AMERI shall be responsible for coordinating all construction of the Project including construction work performed by subcontractors and others.  AMERI shall supervise all phases of the construction of the Project, and it shall be responsible to CARTEL for all acts or omissions of its employees, subcontractors, agents, consultants and other parties under its control.  AMERI shall contract with all subordinate parties in its own name and behalf and not in the name of or on behalf of CARTEL unless later agreed upon by the parties.  AMERI shall provide to CARTEL, on an on-going basis, a list of all subcontractors and others engaged by

AMERI for work on the project, together with correct and complete copies of all contracts and agreements with such parties.

3.

The engagement of any subcontractor or subordinate parties for work on the project shall not excuse AMERI from complying in all respects with this contract.  AMERI shall have full responsibility for every portion of the construction of the Project furnished or performed by any subcontractor or subordinate party and every act or omission (whether willful, negligent or otherwise) of AMERI’s employees, subcontractors and their employees, and all other parties engaged for work upon the Project.  All construction, acts and omissions of any party participating in the construction of the Project shall be deemed those of AMERI for the purposes of this agreement.   AMERI shall be responsible for assuring that the construction of the Project is performed in a good and workmanlike manner and in accordance with the highest standards of care for the industry.  AMERI shall take all reasonable precautions to prevent injury, damages or loss to persons or property throughout the Project, including especially issues of environmental protection.

4.

The term of this Agreement shall continue until the completion of the Project and thereafter unless and until terminated by mutual agreement of CARTEL and AMERI and it may continue into if not so terminated.

5.

The parties agree that the face amount of the contract between them for CARTEL to complete the Projects shall be determined by the face amount of each Master Trust Indenture less unrelated construction and land cost at cost plus forty percent (40%), plus two percent (2%) over the adjustment for the increase in inflation regardless of the cost to AMERI to perform the required services hereunder.

In no event will the profits to AMERI from the projects be less than forty percent (40%), plus two percent (2%) over the adjustment for the increase in inflation. Construction contract is based upon 97% of the face amount of each Master Trust Indenture over the course of the construction period. Amounts payable by CARTEL shall be due fifteen (15) days from the date of the submission of invoices from AMERI to CARTEL, time being of the essence.  For any payments received after the fifteenth (15th) day, a late fee of five percent (5%) of the unpaid amount if paid within ten (10) days thereafter; and any amounts paid after said ten-day period shall accrue late fees at the rate of eighteen percent (18%) per annum plus a collection fee of three percent (3%) and attorney’s fees of five percent (5%) of the unpaid balance.  A deposit of Ten Dollars ($10.00) shall be paid by CARTEL to AMERI upon the execution of this agreement; with a subsequent payment of three percent (3%) of the face amount of the contract upon the bond funding for the initial phase of the project; and a subsequent payment of an additional two percent (2%) of the face amount of the contract upon mobilization of the project. These percentages shall apply to the first phase and to all subsequent phases of the project.

6.

The parties agree that this Agreement is not intended to create, nor shall it create, a partnership between them or any business relationship other than that specifically created by the terms hereof.  Likewise, no partnership or other business relationship shall be created between CARTEL, AMERI and any subcontractors or subordinate parties contracted to work on the Project.

7.

The business and affairs of the Project shall be controlled by AMERI without the requirement that the approval of CARTEL be obtained for any actions taken, subject only to the submission of such reports and accountings being furnished by AMERI to CARTEL as the parties may agree from time to time.  Detailed and complete records of all aspects of the Project shall be kept by CARTEL and AMERI for their use and for inspection by any third parties, agencies, regulators or others authorized by law or agreement to access them.

8.

AMERI may conduct the business of the Project from such location or locations as it may elect, whether in the State of Delaware, the Commonwealth of Pennsylvania, or elsewhere.  However, as stated below, Pennsylvania law shall govern this agreement.

9.

AMERI may act through such subagents and subcontractors, attorneys and representatives as it deems necessary in its sole discretion; and to compensate such parties under such terms as it may agree.

10.

The funding for the Project shall be raised through the issuance of bonds through a marketing plan determined by AMERI, and all proceeds thereof shall be deposited in custodial accounts administered by fiduciaries and according to such terms as CARTEL TRUST shall institute for the safekeeping and distribution according to sound business practices.  AMERI shall act as Sponsor for the CARTEL Direct Offering and Bond Issuer.

The Company will provide consulting services for a fee according to contractual agreements between all four nonprofit entities and affiliate entities listed below. The contractual agreements and material aspects of the agreements are presented below:

The Company is in contractual, “Consulting Agreement”, agreements with High Speed Rail Facilities Inc., High Speed Rail Facilities Provider Inc., Global Infrastructure Finance & Development Authority Inc., and Alabama Toll Facilities Inc. All four are nonprofit entities, who have the capability to fund government, civilian, and commercial end user projects directly or on behalf of the affiliate entities listed below. The material aspects of the “Consulting Agreement” are as follows:

1.

HSRF hereby appoints AMERI as its agent and representative to perform all required tasks and actions to develop and construct the Project as agent and representative of HSRF without limitation by taking such actions as necessary to secure the first and future phases of the financing applicable to the design, planning, engineering and related soft and hard costs of the construction of the Project and related activities.

2.

AMERI hereby accepts such appointment and agrees to perform as agent and representative of HSRF as specified.

3.

The term of this Agreement shall continue until the completion of the Project and thereafter until terminated by mutual agreement of HSRF and AMERI, and it may continue into if not so terminated.

4.

AMERI shall be compensated for arranging financing and developing the sponsorship mechanism for the Project by a specific fee equal to one and one half percent (1.5%) of the face amount of the master indenture. Additionally, services other than arranging financing that are performed by AMERI for HSRF financing shall be compensated in accordance with separate agreements addressing other aspects of the Project. In addition to the payment of fees for its services AMERI shall be entitled to prompt reimbursement of all costs and expenses advanced or incurred by it in furtherance of its duties hereunder. All fees are deemed earned upon delivering of a bond indenture document, HSRF is responsible for additional financing fees to direct or indirect financiers, a mortgage banker, or financing facilitator.

5.

The parties agree that this Agreement is not intended to create, nor shall it create, a partnership between them or any business relationship other than that specifically created by the terms hereof.

6.

The business and affairs of the Project shall be controlled by AMERI without the requirement that the approval of HSRF be obtained for any actions taken, subject only to the submission of such reports and accountings being furnished by AMERI METRO to HSRF as the parties may agree from time to time.

7.

AMERI may conduct the business of the Project from such location or locations as it may elect, whether in the UNITED KINGDOM, the Commonwealth of Pennsylvania, or elsewhere.

8.

AMERI may act through such subagents and subcontractors, attorneys and representatives as it deem necessary in its sole discretion; and to compensate such parties under such terms as it may agree.

9.

The funding for the Project shall be raised through the issuance of bonds through a marketing plan determined by AMERI, and all proceeds thereof shall be deposited in custodial accounts administered by fiduciaries and according to such terms as AMERI METRO shall institute for the safekeeping and distribution according to sound business practices.  AMERI shall act as Sponsor for the HSRF Direct offering and Bond Issuer, stock offering.

10.

AMERI shall maintain current and complete records of all aspects of its performance on behalf of HSRF and in furtherance of the Project, with such records being available to HSRF and to other parties as legally required.  Such records shall be examined and audited by independent auditors and accountants selected by AMERI, with such statements of account being rendered as required by good accounting practices.

11.

AMERI shall comply with all legal requirements of all applicable agencies and jurisdictions for the project, including but not limited to labor and hiring practices, compensation of subcontractors and workers, and taxes and insurance. In order to assure such compliance, AMERI may employ attorneys and advisors as it may in its sole discretion determine, securing such legal advice and opinions as will reasonably protect the Project and the parties thereto.

12.

AMERI shall maintain during and after the completion of the Project all records of the Project, and they shall be available for inspection as required by law and the agreement of the parties.

Additionally, the agreements between the other related and non-related non-profits are the same.

The Company has been in joint meetings with related entities and private, public municipalities and regional governmental agency end users concerning current potential projects that have had studies completed in differing stages. The Company and related entities met with and made presentations to these parties. The scope of work associated with current potential projects consist of development relating to sea ports, airports, rail corridors, toll roads, inland ports, intermodal facilities, sewer, water and power grids, all being anticipated to be revenue producing projects. However for the Company to proceed on any of these current potential projects, a substantial amount of capital must be raised through officiating bond funding through one or more of the related and non-related non-profits. The following is a result of meetings and negotiations over the last 5 years, bringing the Company to the stage of raising capital to operate and fulfill its business objectives by filing this Registration Statement. The result of our activities over the years are the current potential projects listed below.

Brief Descriptions of Current Potential Projects

Current Potential Project   (according to priority)

Throughout all Current Potential Projects, when we refer to one or more of the largest construction firms in the United States we are identifying construction management firms such as one of the largest firms in the country with 87,000 employees, seventeen billion in generated revenue for 2016 and 30 plus years of experience providing all of the services each of our current potential projects would require. For clarity and disclosure the Company has not engaged any firm at this time, but it is our business model to do so upon completed studies prior to bond offering. The Company’s current executive team along with consulting firms such as TEMS and fee based legal teams we have identified, working together with financial market underwriters who have the experience to bring the potential project to a point of starting through bond offering, is reason for the Company to call these “Current Potential Projects” There are a number of large construction management, engineering, architectural firms that we will engage to commence project build out.  We will rely heavily on firms to perform, while we stay within our Master Construction and Master Consulting role. The Company is making no guarantee construction firms or construction management firms will contract with the Company, but it is our business model to utilize the well-established firms within the country to fulfill our business plan.

Current Potential Project 1

Port Trajan – Is directly affected by Alabama Toll Facilities, Inc. "ATFI", which is responsible for building a new toll road. ATFI is a non-related, non-profit company with a project supported by the State of Alabama legislation and signed by Governor Bob Riley, according to House Joint Resolutions, H.J.R 459 and H.J.R. 456. The Company will be responsible for building the 357 mile toll road. Port Trajan is complimented by the ATFI roadway, and are mutually dependent of one another. The new Alabama Toll Road, when built, will provide a faster way to reach Interstate 81 in Knoxville, Tennessee. It will eventually connect to Port Trajan in Pennsylvania, which travels north to the state of Maine.

As cargo ships increase in size and the need for deeper water at US ports on the east coast increase (substantiated by TEMS studies) the Company’s projects, Port De Claudius, Inc. (PDC) (current potential project #6) and Port Ostia (current potential project #7), support the movement of cargo from the Alabama coast line by utilizing the ATFI roadway to the north east distribution center of Port Trajan. The Company will build Port Trajan immediately upon bond financing because the land under agreement is connected to the existing Norfolk and Southern intermodal port, which is presently receiving cargo containers by rail. Also, the intermodal port is located in south central Pennsylvania, connecting a population of 50 million people. The Company will generate immediate revenue from the Port Trajan build out, and permits are ready to be issued for 4.2 million square feet of warehousing. These are the reasons Port Trajan will be the first project in our current project list. The feasibility and economic impact studies will be performed by TEMS. The state will sponsor the bonds, GIF&DA will officiate the bond offering, the Company will act as the consultant to bring the entire project to a starting point, and the large construction management firm will perform all management and construction related steps.

On January 9, 2013, the Company signed a letter of intent with Jewel Real Estate 10-86 Master LLLP, a related party to purchase land to develop for future sale.

On January 13, 2013, the Company entered into a letter of intent with Port De Claudius, Inc., a related party trading as Port Trajan. The purpose being, that the Company is contracted to provide services for the build out of the Port Trajan’s five terminals, along with the sale of real property together with development rights for a fee.

The Company was unable to meet the deposit requirements of the Jewel Real Estate 10-86 Master LLLP related party contract, and so in November 2013 the deposit requirements were amended to require a cash deposit of $1,000 to hold the purchase option open for the Company until a bond offering is acquired.  Future plans are to issue an excess of 10,000,000 shares of common stock to aid funding the land purchase. As of January 31, 2016, the $1,000 deposit requirement outlined above, has been deposited on this contract.

On August 8, 2016, the Company entered into a material definitive agreement for construction (“Construction Agreement”) with Port De Claudius, Inc. (“PDC”). Pursuant to the Construction Agreement, the Company shall engage one or more firm to perform all tasks and actions required to develop and construct the Port Trajan Pennsylvania commercial properties (the “Project”). Furthermore, to secure the first and future phases of the financing applicable to the design, planning, engineering, and related soft and hard costs of the construction of the Project. Pursuant to the Construction Agreement, the specifications, designs, construction standards, subcontractor agreements, insurance requirements, hiring and employment policies and similar items shall be developed by the Company, subject to approval by PDC. The Company shall assure that the Project is constructed according to specifications and requirements imposed by the Pennsylvania Department of Transportation (PADOT) and the Federal Highway Administration. The Company shall supervise all phases of the construction of the Project, and it shall be responsible to the PDC for all acts or omissions of its employees, subcontractors, agents, consultants and other parties under its control. The Company shall be responsible for assuring that the construction of the Project is performed in a good and workmanlike manner, and in accordance with the highest standards of care for the industry.

On September 11, 2016, the Company consolidated all memorandums of understanding, letters of intent, and agreements into one agreement called the “sales agreement”. As a result of the September 11, 2016 consolidation, an agreement for the assignment of assets took place.

For Phase One (the “Sale Agreement”) with Jewel's Real Estate 10-86 Master LLLP (the “Seller”), Global Infrastructure Finance & Development Authority, Inc., division of Hi Speed Rail Facilities Inc. (the “Financier”), PDC, and HSRF Statutory Trust as Trustee (the "Trustee"), as dictated by the Construction Agreement, the Sale Agreement that was thereafter amended on September 13, 2016, an amendment was signed for the closing date of the transaction to October 14, 2016. Pursuant to the “Sale Agreement”, Jewel's Real Estate 10-86 Master LLLP (the “Seller/Assignor”) to the Company (Assignee) assigned together all rights, title and interest in and to any contractual agreements to Port De Claudius, Inc. (PDC) on completion of Phase One.

The Project consists of two phases, Phase One consists of land purchase and onsite /offsite improvement. A dry closing with no funds being disbursed was originally scheduled for September 21, 2016. The dry closing was later changed by amendment to October 14, 2016, and the closing took place on that date. Phase Two is to take place on or before December 1, 2018 and consists of vertical construction of buildings and apparatuses.

The estimated cost for both Phases, is Two Billion Dollars ($2,000,000,000) at cost plus forty percent (40%), and plus two percent (2%) for the increase in inflation regardless of the cost to the Company to perform the required services. In no event will the profit to the Company from the amount paid by PDC be less than Eight Hundred Million Dollars ($800,000,000). A mobilization fee of $2,729,514 shall be due and payable by PDC to the Company upon the closing of Bond offering for Phase One. The cost of Phase One is $950,000,000 and the net Phase One revenue to the Company shall be $66,719,514. We are identifying Port Trajan as the priority project that will provide the capital to begin investment grade studies for other current potential projects. Economic and environmental studies performed by TEMS will be paid for by profits of the Company from Port Trajan. These funded studies will then lead to officiating a bond offering through one of the related non-profits on behalf of one of the related entities in the Company’s role as consultant, awarding the work to a one or more of the largest construction and construction management firms. There are currently no contractual agreements with any of these firms. However, agreements could be put in depending upon the firm’s years of experience, work force, and proven processes and systems. It is our opinion that large construction and construction management firms will welcome the opportunity to be awarded these projects.

The changing character of marine transportation means that with the opening of the Panama Canal, only three ports on the East Coast will be able to receive Class C, D, and E container vessels that require 50 feet of water. Baltimore is one of the three East Coast Ports that can accommodate such ships, and therefore has strong potential for developing a Trade and Transportation corridor that can provide inland distribution of containers(according to TEMS completed studies). A key part of the development of the Baltimore Trade and Transportation Corridor is the Port Trajan Project, which will be an important Inland Port for the Port of Baltimore.

Port Trajan Project

The Port Trajan project is a transportation project located in the Antrim Township, Greencastle, Pennsylvania on the Interstate 81 corridor and the railroad. The railroad, or "Crescent Corridor", is an existing 2,500 mile network of rail and terminals.  An intermodal facility, is an existing active rail-truck facility in this corridor and the State of Pennsylvania that provided forty six million dollars of the one hundred million dollars that developed this facility. This intermodal facility is an existing facility, and Port

Trajan will be enhancing this shipping corridor by fulfilling its development objective. Port De Claudius, Inc. intends to develop 2,700 acres of land next to this corridor, which has been designated the “Port Trajan Project”. Port De Claudius, Inc. an affiliate entity, anticipates that it will construct a distribution center consisting of 5 terminals, and a rail line between the main rail tracks to the highway for the transition of shipping containers from the rail line to waiting trucks.  The distribution center will provide the facility for repackaging the shipments, to be transported to the final destination by truck, by constructing over time, up to thirty million square feet of warehouse space on 2,700 acres. The 2,700 acres is part of the January 9, 2013 letter of intent with Jewel Real Estate 10-86 Master LLLP a related party. The permitting for 4.2 million square feet of warehousing to be built on part of the 2,700 acres is ready to be issued.

  Port De Claudius, Inc. anticipates that such project will be completed in phases, the first of which is the purchase of an initial 345 acres at $350,000 per acre. The purchase price will include all on-site horizontal improvements, off-site improvements will be acquired at an additional $20,000,000. The land is currently owned by a related company and Port De Claudius, Inc. and has entered into a letter of intent for its purchase with the Company.

Port De Claudius, Inc. trading as Port Trajan has engaged with Inchcape Shipping Services (ISS) to manage and act as port agent at Port Trajan. Inchcape Shipping Services (ISS) is a global operation that directs traffic from sea and air cargo to and from the ports. They have been in business since 1875.

As part of the development of the Port of Baltimore Trade and Transportation Corridor, the development of inland ports such as Port Trajan is critical. However, since the Harrisburg-Hagerstown corridor is already a major logistics center for the Northeast USA, the development of Port Trajan can begin immediately and even before the Baltimore Trade and Transport Corridor is developed.

A Master Trust Indenture through Global Infrastructure Finance & Development Authority, Inc., with the cooperation of HSRF Statutory Trust, as trustee relating to, Port De Claudius, Inc., trading as Port Trajan of Pa., through revenue bonds can offer to raise $8,000,000,000 billion of revenue bonds. The Company plans to act as Consultant awarding the general contractor scope of work to an existing, well established firm as the horizontal and vertical site improvements general contractor for Port De Claudius, Inc.

The Company intends to assist to begin bond offerings relating to the project within ninety days after the effectiveness of this Registration Statement. The Company will also work with its transportation consultant, TEMS, to complete within the ninety day period, an investment grade study that will make it possible through bond rating agencies, to officiate a bond offering for this project. To date no money has exchanged hands related to this transaction. The Company’s contractual role, after any assignments of any agreements involving the entity, is still in full force and effect, related to both the “Master Agreement For Construction” and “Consulting Agreement” described above within the “Business Plan”. To clarify for purposes of this project, Port De Claudius Inc. and Port of Ostia, Inc. are related entities for this project.

The Company, after the effectiveness of this Registration Statement to raise capital, will engage contractors by paying the mobilization fees to declare the contractors in the bond offering, pay for feasibility studies and investment grade studies, bond rating agency fees and also pay for the performance bond to insure the completion of the construction to protect the bond holders.

The Company will receive compensation from the bond proceeds at bond closing to reimburse the Company for its initial capital investment into the project. The use of proceeds identified in footnote (4) of the “Use of Proceeds” section of this registration Statement, will act as the initial capital investment into the Port Trajan project. The Company will than realize revenue, to sustain its continued growth and ability to get other projects started by using its revenue as initial capital investment while always being reimbursed from the bond proceeds that follow other projects. As discussed earlier the sources of realized revenue for the Company are as follows: Construction Management fees, Consulting Fees, and twenty five percent profit sharing from each of the related entities who are responsible for contracting by agreement. The Company will oversee the well-established firm awarded the contract while they perform all scopes of work on the related entity(s) behalf per project they secure.

The Company is not in the real estate development business, it is a Super General Contractor and consultant to related and non-related party’s for a fee, and finally partner with each related entity receiving twenty five percent profit sharing per project. In this project the Company will work for Port De Claudius, Inc., an affiliate entity, and engage some or all of the other affiliate entities to act as project overseers /managers for the project, putting out for bids and awarding local, well-established national and international firms to perform each specific scope of work on the project, ensuring it is completed on time and within budget. This also includes all of the following current potential projects.

The Company’s (current) Six Stage Process for Port Trajan:

1.

Managements Final Investment Decision to take on a project

               Completed

2.

Enter into Letter of Intents, Agreements, Construction Contracts

Completed

3.

To have the State(s) sponsor the project by legislative actions (where applicable)

N/A

4.

Engineer and design studies, Architectural Design, Feasibility Studies

Started

5.

Raising Capital through Bond Financing or Company stock offerings

S-1 submitted

6.     Management of the physical construction as a general contractor

Est. 90 days after effective S-1

Footnotes:

1)

There are 4.2 million sq. ft. of warehouse space approved to date with permits available today.

Current Potential Project 2

Alabama Toll Road-Mobile Trade and Transportation Corridor (ATFI Alabama Toll Road Facility Inc.)

The Company’s current project “Port Trajan” is directly connected to our current Alabama port project “Port De Claudius, Inc.” through the Alabama Toll Road Inc. (ATFI) project, connecting to Interstate 81 in Knoxville Tennessee Interstate 81is a major shipping corridor from Tennessee to Maine, and South Central Pennsylvania (location of Port Trajan) is now operating as one of the distribution locations for the north east. The port of Mobile and Baltimore with 50 foot water depths stand to be the ports used in making cargo movement to the north east corridor more efficient as the size of cargo ships continue to increase. These ports have the ability to be deepened and the cost to do so will be offset by the economic impact they create, according to studies performed by TEMS.

As its first step, Alabama Toll Facilities, Inc. (ATFI) was created and obtained status as a nonprofit corporation pursuant to Section 501(c)(3) of the Internal Revenue Code.  As a nonprofit corporation, ATFI is allowed to officiate bond offerings in order to finance the cost of acquisition and construction and equipping of the toll road project, Alabama Toll Road.

In 2007, the toll road project was presented to the Alabama legislature which on June 7, 2007, adopted Act no. 2007-506 entitled "Expressing Support for the Alabama Toll Road Project".  This Act stated that it recognized the need to utilize other financial resources to meet the needs of that highway and other infrastructure items such as that offered by ATFI. The Act urged approval of the bonds offered by ATFI as special revenue bonds with the project eventually vesting to the state upon retirement of the bonds.  The Act further supports designating ATFI as the exclusive entity for creation and development of the toll road project. ATFI has full approval by the state of Alabama to officiate the bond offering upon the Company’s S-1 Registration Statement becoming effective.

As a second step, on September 23, 2009, Penndel Land Company (“Penndel”), a company wholly owned by Mr. Shah Mathias, entered into an agreement with ATFI by which Penndel was appointed as the agent and representative of ATFI to perform all required tasks and actions to develop and construct the toll road. This agreement was established prior to the formation of the Company.

Thirdly, on December 1, 2010, the Company formed a wholly-owned subsidiary, Global Transportation & Infrastructure, Inc. ("GTI") in the state of Delaware to provide development and construction services for the Alabama highway project and to include securing financing for the design, planning, engineering and related costs of construction.

In December 2010, Penndel assigned its agreements with ATFI to GTI. As such the Company, through its subsidiary, GTI, has the development rights for such toll road. Under the terms of the agreement, GTI will provide development and construction services. GTI will also act as an agent and representative of ATFI who is sponsored by the state of Alabama according to House Joint Resolutions, H.J.R 459 and H.J.R. 456, to take actions necessary to secure the first and future phases of the financing applicable to the design, planning, engineering and related soft and hard costs of the construction of a toll road in the state of Alabama and related activities.

In 2010, the Company was developing this project at the time of the merger with Yellowwood. The planned toll road is designated as a 357 mile 4-lane road designed to be built from Orange Beach, Alabama to the Tennessee state line with the intent of connecting various rural sections of Alabama to Tennessee and more urban areas.

Alabama Indenture Agreement- On December 1, 2010, ATFI nonprofit entered into a Master Trust Indenture agreement with as HSRF Statutory trust as a Trustee, which has agreed to serve as the trustee for the bond offering of up to $7,000,000,000 of ATFI Revenue Bonds once it determines to effect such an offering. The Alabama Indenture indicates that the developer for the project will be GTI.  In April 2012 the Alabama Indenture was amended to reflect a Master Indenture of $20,000,000,000.  The Master Agreement provides the basic terms and conditions of any bond issuance such as use of an escrow agent, rights of bond holders, sale of bonds, etc.

The Company acquired from Penndel Land Company (majority owned by Mr. Mathias) the contract rights to a construction agreement with ATFI, a non-profit company supported by the State of Alabama to act as the exclusive entity as set forth in H.J.R 459 and H.J.R. 456, as project developer for such a toll road and on which Mr. Mathias served as one of its four directors. Mr. Shah Mathias (the Founder, Head of Mergers and Acquisitions and Business Development, and non-board member of the Company) was one of the directors of ATFI and has subsequently resigned from his position.

When the Company secures financing, ATFI will effect a bond offering to purchase the land on which the toll road is to be located. The Company has envisioned long-range ideas and plans to develop currently undeveloped areas through which the planned Alabama Toll Road will traverse. These plans through its affiliates, include the development of an airport called Sarah Jewel Mathias International Airport (KSJM), sea shipping port called Port De Claudius, Inc., air cargo port called Port of Ostia and a high-speed rail line.

The Company will build seventeen hundred miles of railroad tracks in parallel with ATFI. The Company has plans, through its affiliates, to build four tracks north and south bound, two tracks for passenger services and two tracks for freight. Volkmann Railroad Builders has been engaged by the Company to construct and built the railroad. Volkmann is a thirty five year old company that has built railroads for NASA, the mining industry, oil and gas exploration and freight carriers.

In support of H.J.R. 459 and H.J.R.456 the following ancillary projects are being planned by the Company.

1.

Design built inland port called Port De Claudius, Inc.;

2.

Design built airport called Sarah Jewel Mathias International Airport (KSJM);

3.

Design built air cargo port called Port of Ostia;

4.

Design built railroad and train stations;

5.

Design built Fiber Optic Lines;

6.

Design built All Utilities underground or overhead;

7.

Design built Power Grids;

8.

Design built Cell Phone Towers;

9.

Design built Motels, Travel Plazas, Fast Food Establishments;

10.

Design built Outdoor Advertisements, Signage;

11.

Design built Natural Gas Pipelines & Distillate Pipelines;

A recent preliminary analysis by TEMS suggested that the toll road would become part of a Mobile Trade and Transportation Corridor because of the opening of the Panama Canal, and because Mobile is one of the only two Gulf Ports that can facilitate the large container vessels that need 50 feet of water. As a result, an evaluation should be made of extending the corridor north along the west side of the Appalachian Mountains, (potential project-Appalachian Regional Commission) a region that is today served by West Coast Ports. To assist the Company in completing an investment grade study for the corridor, the following research/review team has been assembled to assess the analysis by Transportation Economics & Management Systems, Inc. (TEMS)..

Mobile Intermodal Corridor, Research Review Team

Team Member

Affiliation

•

Dr. Mark Burton, PhD

                University of Tennessee

•

Dr. David Clarke, PhD

University of Tennessee

•

Mr. Rick Tucker

Port of Huntsville, AL

•

Mr. Jimmy Lyons

Port of Mobile, AL

•

Dr. Craig Phillip, PhD

Vanderbilt University

•

Dr. Ted Grossardt, PhD

University of Kentucky

•

Mr. Kent Sowards

Marshall University

•

Dr. Mike Hicks, PhD

Ball State University

•

Mr. Scott Hercik

Appalachian Regional Commission

The purpose of this investment grade study by TEMS is to evaluate the potential for developing the Mobile Trade and Transport Corridor, as an adjunct to Port Mobile to serve as a major container port for a hinterland corridor between the Appalachians in the east, and the Mississippi in the west, and stretching as far north as the markets of mid-America including Ohio, Indiana, and Illinois. The area is largely served today by West Coast Ports that rely on relatively expensive rail and truck shipments to these inland markets, but are low cost due to the large ships that can access West Coast Ports. With the opening of the Panama Canal, and the access of large ships to the Gulf of Mexico, the Mobile corridor has the potential to provide a less expensive and more effective way of serving these markets.

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

Potential Port of Mobile Hinterland with Post-Panamax Max Ships

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
LOWELL
MANCHESTER

Mobile Trade (ATFI Alabama Toll Road Facility Inc.) & Transport Corridor: Population and Required Linkage

Mobile Trade & Transport Corridor: Population and Required Linkage

Columbus, OH
(MSA: 1,994,536)
Indianapolis-IN
(MSA: 1,971,274)
Cincinnati, OH
(MSA: 2,149,449)
St. Louis, MO
(MSA: 2,806,207)
91 mi
114 mi
101 mi
261 mi
185 mi
Louisville, KY
(MSA: 1,269,702)
252 mi
265 mi
175 mi
Nashville, TN
(MSA: 1,792,649)
180 mi
Knoxville, TN
(MSA: 857,585)
Memphis, TN
(MSA: 1,343,230)
112 mi
113 mi
Huntsville, AL
(MSA: 441,086)
102 mi
Chattanooga, TN
(MSA: 544,559)
215 mi
59 mi
101 mi
Birmingham, AL
(MSA: 1,143,772)
Atlanta, GA
(MSA: 5,614,323)
Tuscaloosa, AL
(MSA: 237,761)
146 mi
59 mi
93 mi
Montgomery, AL
(MSA: 373,141)
195mi
168 mi
Total Population: 24,363,321
Total Length: 926 miles
Mobile, AL
(MSA: 415,123)
59 mi
Pensacola, FL
(MSA: 474,081)
Port of Mobile

In carrying out its initial review, TEMS has already shown there is a prima facia case for the investment.  However, the review was based on an analysis using existing data and models including the Panama Canal Route Choice model and the National Ports model.  Both models need updating to 2015 to reflect the post 2008 recession economy and the latest changes in the development of the Panama Canal, US Ports, and marine economics.

In addition, the preliminary study made a number of assumptions about the institutional structures that would be adopted by the Port and Railroads.  In the Business Plan phase these assumptions need to be evaluated and as appropriate adjustments made to accommodate the findings of direct discussions with the key stakeholders.

Finally, the upgraded market analysis and institutional assumptions will be used to develop a more detailed implementation plan, financial and funding plan, and economic cost benefit and impact plan. The financial and funding plan will develop the cash flows for the project, and the timing and sources of funds needed to complete the project. The economic analysis will show the benefits to the communities in the Trade and Transport Corridor. The analysis will produce both the Cost Benefit Analysis required by USDOT, as well as the economic impact for the region associated with job creation, increased income, property development, and tax base enhancement.  This can be used to develop community outreach in communities along the Alabama Toll Road corridor and at local and state level, to explain the costs and benefits of developing the corridor.

For this Feasibility Study, TEMS will refine the more aggregate level of analysis that was used for the preliminary study. This will include updating the trade and traffic data that derives the forecasts, working to resolve institutional issues and ensuring the practicality of the proposed implementation process.

The Company, will wait until ninety days after effectiveness of this Registration Statement before introduction of bond offerings relating to the project. The Company will also work with its transportation consultant, TEMS, to complete, within the ninety-day period, an investment grade study that will make it possible, through bond rating agencies, to officiate a bond offering for this project. To date no money has exchanged hands related to this transaction. The Company’s contractual role, after any assignments of any agreements involving any related entity, is still in full force and effect, related to both the “Master Agreement For Construction” and “Consulting Agreement” described above within the “Business Plan”. To clarify ATFI is a nonprofit non-related party to the Company and Global Transportation Inc. is a wholly owned subsidiary of the Company.

The Company, after the effectiveness of this Registration Statement to raise capital, will engage a large construction firm as identified earlier. The Company through use of proceeds identified in Operating Capital Reserves will pay the mobilization fees to declare the contractors in the bond offering, pay for feasibility studies and investment grade studies, bond rating agency fees and also pay for the performance bond to insure the completion of the construction to protect the bond holders.

The Company will receive compensation from the bond proceeds at bond closing to reimburse the Company for its initial capital investment into the project. The use of proceeds identified in footnote (4) of the “Use of Proceeds” section of this registration Statement, will act as the initial capital investment into the Port Trajan project. The Company will than realize revenue, to sustain its continued growth and ability to get other projects such as ATFI started, by using its revenue as initial capital investment into projects, while always being reimbursed from the bond proceeds that follow other projects. As discussed earlier the sources of realized revenue for the Company are as follows, Construction Management fees, Consulting fees and twenty five percent profit sharing from each of the related entities who are responsible for contracting by agreement with the Company to do the work on the related entity(s) behalf per projects they secure.

The Company’s (current) Six Stage Process for Alabama Toll Road Facility Inc. (ATFI):

1.

Managements Final Investment Decision to take on a project

  Completed

2.

Enter into Letter of Intents, Agreements, Construction Contracts

 Completed

3.

To have the State(s) sponsor the project by legislative actions (where applicable)

Completed

4.

Engineer and design studies, Architectural Design, Feasibility Studies

Started

5.

Raising Capital through Bond Financing or Company stock offerings

S-1 submitted

6.

Management of the physical construction as a general contractor

Within 12 months of bond capital

Current Potential Project 3

Appalachian Regional Commission (ARC) -The Company along with TEMS acting as consultant for the Company have had discussions with ARC to help them over the next five years, advance current and emerging opportunities and to continue to close the gap between Appalachian communities and the nation on key socioeconomic indicators. ARC's mission is to innovate, partner, and invest to build community capacity and strengthen economic growth in Appalachia.

The Appalachian Regional Commission (ARC) is a regional economic development agency that represents a partnership of federal, state, and local government. Established by an act of Congress in 1965, ARC is composed of the governors of the thirteen Appalachian states and a federal co-chair, who is appointed by the President of the United States of America. Local participation is provided through multi-county local development districts. ARC invests in activities that address the five goals identified in the Commission's strategic plan:

Goal 1: Economic Opportunities

Invest in entrepreneurial and business development strategies that strengthen Appalachia's economy.

Goal 2: Ready Workforce

Increase the education, knowledge, skills, and health of residents to work and succeed in Appalachia.

Goal 3: Critical Infrastructure

Invest in critical infrastructure—especially broadband; transportation, including the Appalachian Development Highway System; and water/wastewater systems.

Goal 4: Natural and Cultural Assets

Strengthen Appalachia's community and economic development potential by leveraging the Region's natural and cultural heritage assets.

Goal 5: Leadership and Community Capacity

Build the capacity and skills of current and next-generation leaders and organizations to innovate, collaborate, and advance community and economic development.

Each year ARC provides funding for several hundred investments in the Appalachian Region, in areas such as business development, education and job training, telecommunications, infrastructure, community development, housing, and transportation.

The Company has engaged in discussion with ARC to provide $34,000,000,000 in funding through Master Bond Indentures to fund these projects that create thousands of new jobs; improve local water and sewer systems; increase school readiness; expand access to health care; assist local communities with strategic planning; and provide technical and managerial assistance to emerging businesses.

ARC investments in infrastructure have helped reduce the Region’s isolation, spur economic activity, and improve public health and safety. In order to compete in the global economy, Appalachia must continue to develop and improve the infrastructure necessary for economic development, including broadband and telecom- communications; basic infrastructure, such as water and wastewater systems; diversified energy; housing; and transportation, including the Appalachian Development Highway System (ADHS). ARC will also support investments in multi-modal transportation systems that strengthen connections to regional, national, and global markets.

ARC infrastructure investments will address local community needs as well as strategic, innovative approaches to economic development. ARC will provide leadership in helping communities develop long-term plans for effective development and deployment of the infrastructure needed to support economic competitiveness and quality of life. To create the greatest impact, ARC will leverage resources and bring together government agencies and the private sector to build the critical infrastructure needed to strengthen the Region’s economy, complete the Appalachian Development Highway System and construct local access roads to strengthen links between transportation networks and economic development.

Most recently a preliminary analysis by TEMS, of the Appalachian Development Highway System corridor suggested that because of the opening of the Panama Canal and because Mobile is one of the only two Gulf Ports that can facilitate the large container vessels that need 50 feet of water, the ATFI toll road would become part of a Mobile Trade and Transportation Corridor (Port Trajan) connecting to the Appalachian Development Highway System corridor. As a result, an evaluation should be made of extending the corridor north along the west side of the Appalachian Mountains, a region that is today served by West Coast Ports.

Investment in the Appalachian Development Highway System has significantly reduced the Region’s isolation and opened up opportunities for economic growth. ARC will complete the remaining portions and constructing local access roads will further connect the region to strategic regional, national, and global economic opportunities. ARC will invest in intermodal transportation planning and infrastructure that builds on the ADHS and maximizes the region’s access to domestic and international markets. In order to compete in a global economy, Appalachia must have reliable access to domestic and international markets. Connecting the ADHS to rail, waterway, and aviation routes can help link Appalachian businesses to regional, national, and international markets.

The Company in meeting with the ARC board has made available to them through Global Infrastructure Finance & Development Authority, Inc., $34,000,000,000 in funding to assist in meeting ARC strategic planning goals above.

A Master Trust Indenture through Global Infrastructure Finance & Development Authority, Inc. with cooperation of High Speed Rail Facility Inc. (HSRF) statutory trust, as trustee relating to any project forth coming out of the thirteen state region, through revenue bonds can offer to raise $34,000,000,000 to ARC and the related states, through HSR Freight Line Inc. and HSR Passenger Services Inc., related entities, for the Appalachian Regional Commission corridor projects.

The Company, will wait until ninety days after effectiveness of this Registration Statement before introduction of bond offerings relating to the project. The Company will also work with its transportation consultant, TEMS, to complete, within the ninety-day period, an investment grade study that will make it possible, through bond rating agencies, to officiate a bond offering for any project ARC would like to undertake. To date no money has exchanged hands related to this transaction. The Company’s contractual role, after any assignments of any agreements involving the entities, is still in full force and effect, related to both the “Master Agreement For Construction” and “Master Consulting Agreement” described above within the “Business Plan”. To clarify for purposes of this project, HSR Freight Line Inc. and HSR Passenger Services Inc. are the related entities & Global Infrastructure Finance & Development Authority, Inc. a non-profit related to the Company.

The Company, after the effectiveness of this Registration Statement to raise capital, will engage a large construction firm as identified earlier. The Company through use of proceeds identified in Operating Capital Reserves will pay the mobilization fees to declare the contractors in the bond offering, pay for feasibility studies and investment grade studies, bond rating agency fees and also pay for the performance bond to insure the completion of the construction to protect the bond holders.

The Company will receive compensation from the bond proceeds at bond closing to reimburse the Company for its initial capital investment into the project. The use of proceeds identified as Operating Capital Reserves in the “Use of Proceeds” section of this registration Statement, will act as the initial capital investment into the ARC potential project. The Company will than realize revenue, to sustain its continued growth and ability to get other potential projects started, by using its revenue as initial capital investment into projects, while always being reimbursed from the bond proceeds that follow other projects. As discussed earlier the sources of realized revenue for the Company are as follows: Master Construction Management fees, Master Consulting fees and twenty five percent profit sharing from each of the related entities.

The Company’s (current) Six Stage Process for Appalachian Regional Commission (ARC):

1.

Managements Final Investment Decision to take on a project

  Completed

2.

Enter into Letter of Intents, Agreements, Construction Contracts

 Being Negotiated

3.

To have the State(s) sponsor the project by legislative actions (where applicable)

TBD

4.

Engineer and design studies, Architectural Design, Feasibility Studies

Started

5.

Raising Capital through Bond Financing or Company stock offerings

S-1 submitted

6.

Management of the physical construction as a general contractor                                    TBD

Current Potential Project 4

Atlanta-Louisville-Birmingham-Jacksonville – The Company has received support for expansion of high speed rail, through House Resolution 948 of the Georgia House of Representatives, stating that nineteen members of this body express their support of high speed trains and encourage the creation of a high speed rail transit authority for Fulton, Carroll, and Douglas counties. The resolution specifically names the related party High Speed Rail Facilities, Inc. as the developer of high speed rail.

House Resolution 948 By: Representatives Waites of the 60th, Roberts of the 155th, Alexander of the 66th, Bruce of the 61st, and Yates of the 73rd

A RESOLUTION

Encouraging the creation of a high speed rail transit authority to operate in Fulton, Carroll, and Douglas counties; and for other purposes. WHEREAS, high speed trains are more energy efficient than cars and planes, decrease our dependence on foreign oil, and reduce air pollution that causes global warming and harms public health; and WHEREAS, at distances of less than 400 miles, high speed trains can deliver passengers downtown-to-downtown almost as fast as airplanes at a fraction of the cost, and can do so in virtually all weather; and WHEREAS, with wide seats, fax machines, places to plug in a laptop computer, and food service, high speed trains provide a convenient, productive alternative to cars and airplanes; and WHEREAS, a high speed rail network would pull together regional economies and promote intraregional business growth; and WHEREAS, Hi Speed Rail Facilities, Inc., is looking to expand the use of high speed trains to Fulton, Carroll, and Douglas counties with the intention of expanding service throughout Georgia and into Alabama; and WHEREAS, the creation of a high speed rail transit authority is necessary for the success of a high speed rail system in Georgia. NOW, THEREFORE, BE IT RESOLVED BY THE HOUSE OF REPRESENTATIVES that the members of this body express their support of high speed trains and encourage the creation of a high speed rail transit authority for Fulton, Carroll, and Douglas counties. 15 LC 39 1039 H. R. 948 - 2

BE IT FURTHER RESOLVED that the Clerk of the House of Representatives is authorized and directed to make appropriate copies of this resolution available for distribution to members of the public and the press.

The travel time is estimated at four to five hours between Atlanta and Dallas, which would have the train average at least 163 miles per hour. It would travel between Atlanta and Birmingham in about 90 minutes. That type of connectivity between Atlanta and Birmingham could have game-changing effects on several industries. It would be possible to live in Alabama and enjoy its lower property values and cost of living while working in Atlanta with its higher salaries.

The Company through its consultant TEMS has estimated the cost of the project at $3,000,000,000 on behalf of Hi Speed Rail Facilities, Inc. a non-profit entity related to the Company. Hi Speed Rail Facilities, Inc. has the legal right to develop this corridor as a high speed rail connection between the cities. The aim would be to provide high speed frequent rail service that would provide improved mobility for people and cargo and at the same time provide an operating profit. The project would be developed as either a freestanding enterprise or a public-private partnership (PPP) with an array of public and private support for the project.

Feasibility studies completed by TEMS for the corridor are noted below:

Georgia Department of Transportation: High-Speed Rail Planning Services: Atlanta-Louisville-Birmingham-Jacksonville

TEMS provided the Operating Plans and Costs along with the financial and economic analysis for three Georgia corridors, Atlanta-Birmingham, Atlanta-Louisville, and Atlanta-Jacksonville.  TEMS supported HNTB Corporation (HNTB) and Parsons

Brinckerhoff, a global engineering and professional services organization PB with the development of new alignments for both 110-mph and 220-mph steel wheel technology along with a Maglev corridor for the Birmingham-Louisville corridor. TEMS estimated operating costs considering cost drivers such as train miles, passenger miles, and fixed costs.

Once the ridership, revenue and capital costs were calculated, TEMS provided both the financial and economic analysis for each corridor and technology. TEMS completed a sensitivity analysis using high and low estimates of ridership and capital costs.

SERVICES PROVIDED: Operating Plans, Operating Costs, Financial and Economic Analysis

   The purpose of this financial and economic analysis by TEMS is to evaluate the potential for developing the Atlanta-Birmingham, Atlanta-Louisville, and Atlanta-Jacksonville as an adjunct to Port Mobile to serve as a major container port for a hinterland corridor between Atlanta and the south eastern sea board markets. The area is largely served today by West Coast Ports that rely on relatively expensive rail and truck shipments to these inland markets, but are low cost due to the large ships that can access West Coast Ports. With the opening of the Panama Canal, and the access of large ships to the Gulf of Mexico, the Mobile corridor has the potential to provide a less expensive and more effective way of serving these markets.

   The reason for this is that the Port of Mobile is one of the very few ports on the gulf and the east coast of the US that can serve the very large ships (50 foot depth) that will be able to access the gulf and east coast with the opening of the Panama Canal. Once the Port is dredged, this will reduce the Maritime costs to the Port of Mobile significantly (i.e., 50 percent) and shift the competitive balance from West Coast Ports to the Port of Mobile. This potential project is supported by other potential projects the Company is currently working on, specifically project no. 5 - Florida-Alabama TPO and project no. 6 - Port De Claudius, Inc. DBA Port Trajan, Atlanta Metro Area and the south east it will also be connected to intermodal ports located outside of Atlanta Georgia serviced by Port De Claudius, Inc. The Company continues to meet with economic development offices in both Morgan and Newton counties of Georgia, being well received, supporting the Company’s business model of consulting the related entities and related non-profit entities to pursue additional intermodal port projects similar to Port Trajan in their counties, respectfully.

A Master Trust Indenture through Hi Speed Rail Facilities, Inc. a nonprofit related party with cooperation of HSRF Statutory Trust, as trustee, relating to, High Speed Rail and Ancillary Projects Revenue Bond through revenue bonds can offer to raise $20,000,000,000 through Hi Speed Rail Facilities, Inc. direct issuer of revenue bonds. The Company, as horizontal and vertical site improvement developer for High Speed Rail and Ancillary Projects.

The Company, will wait until ninety days after effectiveness of this Registration Statement before introduction of bond offerings relating to the project. The Company will also work with its transportation consultant, TEMS, to complete, within the ninety-day period, an investment grade study that will make it possible, through bond rating agencies, to officiate a bond offering for this project. To date no money has exchanged hands related to this transaction. The Company’s contractual role, after any assignments of any agreements involving any affiliate entities, is still in full force and effect, related to both the “Master Agreement For Construction” and “Consulting Agreement” described above within the “Business Plan”. To clarify for purposes of this project, Hi Speed Rail Facilities, Inc. a nonprofit entity related to the Company will work with the state of Georgia on this project.

The Company, after the effectiveness of this Registration Statement to raise capital, will engage a large construction firm as identified earlier. The Company through use of proceeds identified in Operating Capital Reserves will pay the mobilization fees to declare the contractors in the bond offering, pay for feasibility studies and investment grade studies, bond rating agency fees, and also pay for the performance bond to ensure the completion of the construction to protect the bond holders.

The Company will receive compensation from the bond proceeds at bond closing to reimburse the Company for its initial capital investment into the project. The use of proceeds identified as Operating Capital Reserves in the “Use of Proceeds” section of this registration Statement, will act as the initial capital investment into the Atlanta-Birmingham, Atlanta-Louisville, and Atlanta-Jacksonville potential project. The Company will then realize revenue, to sustain its continued growth and ability to get other potential projects started, by using its revenue as initial capital investment into projects, while always being reimbursed from the bond proceeds that follow other projects. As discussed earlier, the sources of realized revenue for the Company are as follows: Master Construction Management fees, Master Consulting fees and twenty five percent profit sharing from each of the related entities.

The Company’s (current) Six Stage Process for ATLANTA-LOUISVILLE-BIRMINGHAM-JACKSONVILLE

1.     Managements Final Investment Decision to take on a project

                               Completed

2.

Enter into Letter of Intents, Agreements, Construction Contracts

Being Negotiated

3.

To have the State(s) sponsor the project by legislative actions (where applicable)

Completed

4.

Engineer and design studies, Architectural Design, Feasibility Studies

Started

5.

Raising Capital through Bond Financing or Company stock offerings

S-1 submitted

6.

Management of the physical construction as a general contractor                                    TBD

Current Potential Project 5

Florida-Alabama TPO – FLORIDA DEPARTMENT OF TRANSPORTATION: FLORIDA HIGH-SPEED RAIL AUTHORITY–2002 REPORT TO THE LEGISLATURE, TEMS evaluated the potential for implementing a high-speed rail service to connect St. Petersburg with Orlando. The future extension of the service to Miami (Phase II) was examined at a lesser level of detail. TEMS provided ridership and revenue projections, as well as operating and maintenance estimates for four different technologies and nine route alternatives. TEMS also completed the financial and economic analyses and assessment of the feasibility of the system. TEMS’ analysis served as the basis for the evaluation of high-speed rail in Florida by the state legislature and the governor.

SERVICES PROVIDED: Ridership and revenue forecasts, operations planning, financial and economic analysis.

       The purpose of financial and economic analyses and assessment of the feasibility of the system by TEMS was also to evaluate the potential for developing distribution delivery systems as an adjunct to Port Mobile to serve as a major container port for a hinterland corridor between Mobile and the Florida market markets. With the opening of the Panama Canal, and the access of large ships to the Gulf of Mexico, the Mobile corridor has the potential to provide a less expensive and more effective way of serving the Florida markets.

The reason for this is that the Port of Mobile is one of the very few ports on the gulf and the east coast of the US that can serve the very large ships (50 foot depth) that will be able to access the gulf and east coasts with the opening of the Panama Canal. Once the Port is dredged, this will reduce the Maritime costs to the Port of Mobile significantly (i.e., 50 percent) and shift the competitive balance from West Coast Ports to the Port of Mobile. This project is supported by other potential projects the Company is currently working on, specifically project no. 6 - Port De Claudius, Inc. DBA Port Trajan, the Florida Market place will also be connected to and serviced by Port De Claudius, Inc. The Company continues to meet with economic development offices in both Morgan and Newton counties of Georgia, being well received, supporting the Company’s business model as the Company is consulting the related entities and related non-profit entities to pursue additional intermodal port projects similar to Port Trajan in their counties respectfully.

The Master Trust Indenture through Global Infrastructure Finance & Development Authority, Inc. a nonprofit related to the Company, with cooperation of HSRF Statutory Trust, as trustee relating to, HSR Passenger Services Inc. an affiliate entity of the Company, relating to projects for Florida-Alabama TPO, through revenue bonds can offer to raise $1,500,000,000 through Global Infrastructure Finance & Development Authority, Inc. direct issuer of revenue bonds. The Company’s wholly owned subsidiary, Global Transportation Infrastructure Inc. will act as Master General Contractor as horizontal and vertical site improvements developer for HSR Passenger Services Inc. for Florida-Alabama TPO projects.

The Company, will wait until ninety days after effectiveness of this Registration Statement before introduction of bond offerings relating to the project. The Company will also work with its transportation consultant, TEMS, to complete, within the ninety-day period, an investment grade study that will make it possible, through bond rating agencies, to officiate a bond offering for this project. To date no money has exchanged hands related to this transaction. The Company’s contractual role, after any assignments of any agreements involving any affiliate entities, is still in full force and effect, related to both the “Master Agreement For Construction” and “Master Consulting Agreement” described above within the “Business Plan”. To clarify for purposes of this project, HSR Passenger Services Inc. a related entity of the Company while Global Infrastructure Finance & Development Authority, Inc. a non-profit entity related to the Company will work with Florida-Alabama TPO on this project.

The Company, after the effectiveness of this Registration Statement to raise capital, will engage a large construction firm as identified earlier. The Company through use of proceeds identified in Operating Capital Reserves will pay the mobilization fees to declare the contractors in the bond offering, pay for feasibility studies and investment grade studies, bond rating agency fees and also pay for the performance bond to insure the completion of the construction to protect the bond holders.

The Company will receive compensation from the bond proceeds at bond closing to reimburse the Company for its initial capital investment into the project. The use of proceeds identified as Operating Capital Reserves in the “Use of Proceeds” section of this registration Statement, will act as the initial capital investment into the Atlanta-Birmingham, Atlanta-Louisville, and Atlanta-Jacksonville potential project. The Company will then realize revenue to sustain its continued growth and ability to get other potential projects started while always being reimbursed from the bond proceeds that follow. As discussed earlier the sources of realized revenue for the Company are as follows, Master Construction Management fees, Master Consulting fees and twenty five percent profit sharing from each of the related entities.

The Company’s (current) Six Stage Process for Florida-Alabama TPO

1.

Managements Final Investment Decision to take on a project

                Completed

2.

Enter into Letter of Intents, Agreements, Construction Contracts

Being Negotiated

3.

To have the State(s) sponsor the project by legislative actions (where applicable)

Completed

4.

Engineer and design studies, Architectural Design, Feasibility Studies

Started

5.

Raising Capital through Bond Financing or Company stock offerings

S-1 submitted

6.

Management of the physical construction as a general contractor                                    TBD

Current Potential Project 6

PORT DE CLAUDIUS, INC. (GREATER YUMA PORT) AUTHORITY AND TRADE CORRIDOR – has the developmental rights for a new port (Claudius) in Yuma County Arizona to establish a foreign trade zone within Yuma County Arizona, and developing business zones and the trade corridor through the Mexico-Arizona border in coordination with the Federal Authorities and agencies.

The Portus De- Jewel Mexico (current potential project no. 8), will be a new premier gateway for international commerce. It is located approximately 600 miles south of Yuma Arizona Intermodal Port (current project no. 6), along the Mexican coast line. The Portus De- Jewel Mexico port encompasses 176,000 acres of land and water along 26 miles of waterfront. It will feature 40 passenger and 384 cargo terminals, including automobile, breakbulk, container, dry and liquid bulk, multi-use, and warehouse facilities that handle billions of dollars’ worth of cargo each year.

The west coast ports today are becoming obsolete as the cargo ships continue to increase in size and hauling capacities. Also the movement of cargo out of the ports have become congested with population growth over the last 100 years. The Company has secured the rights to build through the Mexico-Arizona border, in coordination with Federal Authorities, a rail system to move cargo from Portus De Jewel to Yuma Arizona Intermodal Port project.

Global Infrastructure Finance & Development Authority, Inc. (“GIF&DA”), a nonprofit entity related to the Company, with the cooperation of HSRF Statutory Trust, the trustee to Port De Claudius, Inc., a related entity of the Company, can raise $8,000,000,000 through the issuance of revenue bonds. The Company will act as Master General Contractor as horizontal and vertical site improvements developer for the project.

The Company will wait until ninety days after the Registration Statement is effective before introducing bond offerings relating to the project. The Company will also work with its transportation consultant, TEMS, to complete an investment grade study that for officiating a bond offering for this project. To date, no money has exchanged hands related to this transaction. The Company’s contractual role related to both the “Master Agreement For Construction” and “Master Consulting Agreement” as described in the “Business Plan” section is still in full force and effect after assignments of agreements involving related entities, if any.

The capital raised from the offering will be used as the initial capital investment in the Yuma Arizona Intermodal Port project to engage a large construction firm as identified earlier, pay the mobilization fees to declare the contractors in the bond offering, pay for feasibility studies and investment grade studies, bond rating agency fees and also pay for the performance bond to ensure the completion of the construction to protect the bond holders.

Pursuant to the Master Consulting Agreement, the Company will receive compensation from the bond proceeds at bond closing to reimburse the Company for its initial capital investment into the project. Other sources of revenue include management fees from the Master Agreement for Construction and   twenty five percent profit sharing from each of the related entities.  With the revenue recognized by the Company, the Company will then be able to sustain its continued growth and to commence other potential projects.

The Company’s (current) Six Stage Process for Yuma Arizona Intermodal Port

1.

Managements Final Investment Decision to take on a project

                Completed

2.

Enter into Letter of Intents, Agreements, Construction Contracts

Completed

3.

To have the State(s) sponsor the project by legislative actions (where applicable)

Completed

4.

Engineer and design studies, Architectural Design, Feasibility Studies

Started

5.

Raising Capital through Bond Financing or Company stock offerings

S-1 submitted

6.

Management of the physical construction as a general contractor                                    TBD

Current Potential Project 7

SARAH JEWEL MATHIAS INTERNATIONAL AIRPORT (KSJM) & PORT OF OSTIA - Pursuant to the Master Constructing Agreement with KSJM International Airport, Inc., the Company will build a major new air cargo airport as part of the Mobile Trade and Transportation Corridor thereby increasing the capacity for the Southeast USA. This project will be developed with a major e-trade company like FedEx, Amazon or UPS. The e-trade market is expanding by 12-16 percent per year. It will follow the Alliance freight cargo airport development in Fort Worth, Texas.

The Sarah Jewel Mathias International Airport (KSJM) and Port of Ostia commercial airport will revolutionize logistics in the United States. The existing transportation and distribution infrastructure in the south has been identified as insufficient to meet the anticipated demand over the next several decades according to studies by TEMS. The Company, as consultant to Port De Claudius, Inc., Port Ostia , Inc. and KSJM International Airport, Inc., , has developed a plan to meet the demands of the future and to combat the existing distribution shortfalls by creating the most efficient  multi-modal distribution system the world has ever seen.

The commercial airport will be located in west-central Alabama approximately half way between the Gulf of Mexico and the Tennessee border. High speed rail, freight rail and the Alabama Toll Road ATFI (current potential project no. 2) of the Company, will connect the commercial airport with the port in the south and connect to high density population centers in the north, specifically Port Trajan.

The Company has engaged Armstrong Consulting Inc. for the airport engineering and planning. Armstrong Consulting Inc. is an experienced airport planning and engineer design company. It will engineer and design according to standards from FAA AC150/5300-13 airport design and FAR PART 77.

The Company has engaged Inchcape Shipping Services (ISS) to manage and act as port agent at Port Claudius and Port Of Ostia. Inchscape Shipping Services Inc. has a world of expertise and provides global strategic maritime, cargo and supply chain solutions to ship owners and operators who span all geographies, market segments, vessels and asset types. They perform 65,885 local port calls across 1,533 ports in 112 countries.

The Company has approached a major aircraft manufacturer to help launch air cargo operation at KSJM and Port of Ostia. A major aircraft manufacturer has indicated that the Company should move forward with its business plan.

The airfield component of the commercial airport has been envisioned to accommodate the next generation’s mega-sized aircraft. Many airports around the world are finding it difficult to handle the largest aircraft that are currently in service, such as the Airbus A380. Most of the existing airports around the world are constrained by physical barriers that inhibit their ability to expand to accommodate the massive size of the aircraft that operate today. This will not be an issue at KSJM. The airport will have four parallel runways measuring 18,000 feet long and 250 feet wide as well as a crosswind runway measuring 12,000 feet long and 250 feet wide. Design criteria for the taxiway system, aircraft parking areas and the runways have been planned to accommodate the new large aircraft of today as well as the next generation aircraft of tomorrow. Sarah Jewel Mathias International Airport (KSJM) and Port of Ostia commercial airport components:

▪      Four 18,000’ x 250’ Runways

▪

24/7 Air Traffic Tower - No Curfew

▪

Unrestricted Airspace

▪

R & D Facilities

▪

1,600-acre Inland Rail Port

▪

Town Center

▪

2,300-acre Industrial Park

▪

Competitive Rates

▪

Incentives

▪

Greenfield Site

▪

Design/Build-to-Suit (Expandable)

▪

1,800-acre Airport Business Park

▪

Shipping & Receiving (Logistics)

▪

State-of-the-Art Facilities

▪

Customer Reception Center

▪

Corporate Aircraft Ramp

▪

Nearby Residential/Retail/Hotel

▪

Aviation Maintenance

▪

Aviation Manufacturing

▪

Corporate Housing

▪

24/7 U.S. Customs Port of Entry

▪

Full-Service Fixed-Based Operator

▪

Research & Development

▪

Flight Testing Facilities

Sarah Jewel Mathias International Airport (KSJM) and Port of Ostia Development Plan

                Global Infrastructure Finance & Development Authority, Inc. (“GIF&DA”), a nonprofit entity related to the Company, with the cooperation of HSRF Statutory Trust, the trustee of the KSJM International Airport, Inc., a related entity of the Company can raise $15,000,000,000 through issuance of revenue bonds. The Company, as Master General Contractor, will act as horizontal and vertical site improvements developer for KSJM International Airport, Inc. (KSJM) a related entity of the Company.

The Company, will wait until ninety days after effectiveness of the Registration Statement before introduction of bond offerings relating to the project. The Company will also work with its transportation consultant, TEMS, to complete, within the ninety-day period, an investment grade study for officiating a bond offering for this project. To date, no money has exchanged hands related to this transaction. The Company’s contractual role related to both the “Master Agreement For Construction” and “Master Consulting Agreement” described above within the “Business Plan” is still in full force and effect, after assignments of agreements involving affiliate entities, if any.

The capital raised from the offering will be used as the initial capital investment in the KSJM International Airport project to engage a large construction firm as identified earlier, pay the mobilization fees to declare the contractors in the bond offering, pay for feasibility studies and investment grade studies, bond rating agency fees and also pay for the performance bond to insure the completion of the construction to protect the bond holders.

Pursuant to the Master Consulting Agreement, the Company will receive compensation from the bond proceeds at bond closing to reimburse the Company for its initial capital investment into the project. Other sources of revenue include management fees from the Master Agreement for Construction and twenty five percent profit sharing from each of the related entities.  With the revenue recognized by the Company, the Company will then be able to sustain its continued growth and commence other potential projects

The Company’s (current) Six Stage Process for KSJM International Airport, Inc. (KSJM)

1.

Managements Final Investment Decision to take on a project

                               Completed

2.

Enter into Letter of Intents, Agreements, Construction Contracts

               Completed

3.

To have the State(s) sponsor the project by legislative actions (where applicable)

N/A

4.

Engineer and design studies, Architectural Design, Feasibility Studies

Started

5.

Raising Capital through Bond Financing or Company stock offerings

S-1 submitted

6.

Management of the physical construction as a general contractor

 TBD

Current Potential Project 8

Portus De-Jewel Mexico - The Portus De- Jewel Mexico is the new premier gateway for international commerce.  It is located approximately 600 miles south of the potential Yuma Arizona Intermodal Port (current potential project no. 6) along the Mexican coast line. The Portus De- Jewel Mexico encompasses 176,000 acres of land and water along 26 miles of waterfront. It will feature 40 passenger and 384 cargo terminals, including automobile, breakbulk, container, dry and liquid bulk, multi-use, and warehouse facilities that handle billions of dollars’ worth of cargo each year.

The Portus De-Jewel Mexico development plan consists of 64 shipping/receiving berths at lengths of 15,000 ft. each.  The total number of ships berthed at one time would be 320 mega ships. The water depth would be constant at fifty five feet, the needed depth of water for mega cargo ships.

The Company estimates that Portus De-Jewel Mexico domestic economic impact overflow to the United States of America would be:

o

One million one hundred thousand jobs

o

$89.2 billion trade value in trade corridors of Arizona and California

o

$223 billion in U.S. trade value

o

$5.1 billion in state tax revenue

o

$21.5 billion in federal tax revenue

o

Port customers will contribute about $760 million in ancillary trade value to Arizona and California

Economic Impact: The economic impact is approximately five hundred billion dollars per year to US domestic economy.  Port customers will contribute approximately $27,800,000,000 per year to the local economy as well as to US domestic economy within the Portus De-Jewel Mexico complex.  The Port contributes substantially to the economy, in part, through the following activities:

Port Industries: Port industries are businesses involved in the moving and handling of maritime cargo.

Dollars: For every dollar spent by port industries - another 97 cents is generated in indirect and induced sales in the region. Each dollar of spending for port user goods and services produces about 79 cents of additional industry sales in the region.

Jobs: Accounts for approximately 32,000 direct port industry jobs (85% of which are trucking and warehousing jobs).

Port Users: The biggest contributors to the economy are the port users who use the Port to receive imports or ship exports. Export manufacturers are major port users. Other port users include local manufacturers who process imported unfinished goods.

Port Customers:

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
HIGH DENSITY MIXED-USE DEVELOPMENT AREAS: CIVIC, RETAIL, OFFICES, MULTIFAMILY, ETC.
MISCELLANEOUS DEVELOPMENT AREAS
"GREEN" PARK AREAS
NEW MANMADE RIVER and COMMERCIAL WATERWAYS
N
MASTER PLAN
1" = 12,000'-0" (2.27 miles)
0 6000' 24,000'
3000' 12,000' 48,000'
DETAIL 0

               Global Infrastructure Finance & Development Authority, Inc. (“GIF&DA”), a nonprofit entity related to the Company, with the cooperation of HSRF Statutory Trust, the trustee of Portus De-Jewel Mexico, a division of Port of Ostia, Inc. and a related entity of the Company can raise $40,000,000,000 through the issuance of revenue bonds. The Company as Master General Contractor will act as horizontal and vertical site improvements developer for Portus De-Jewel Mexico.

The Company will wait until ninety days after the Registration Statement is effective before introducing bond offerings relating to the project. The Company will also work with its transportation consultant, TEMS, to complete, within the ninety-day period, an investment grade study to officiate a bond offering for this project.  To date, no money has exchanged hands related to this transaction. The Company’s contractual role, related to both the “Master Agreement For Construction” and “Master Consulting Agreement” as described in the “Business Plan” section is still in full force and effect after assignments of agreements involving any affiliate entities.

The capital raised from the offering will be used as the initial capital investment in the Portus De-Jewel Mexico project to engage a large construction firm as identified earlier, pay the mobilization fees to declare the contractors in the bond offering, pay for feasibility studies and investment grade studies, bond rating agency fees and also pay for the performance bond to ensure the completion of the construction to protect the bond holders.

Pursuant to the Master Consulting Agreement, the Company will receive compensation from the bond proceeds at bond closing to reimburse the Company for its initial capital investment into the project. Other sources of revenue include management fees from the Master Agreement for Construction and twenty five percent profit sharing from each of the related entities.  With the revenue recognized by the Company, the Company will then be able to sustain its continued growth and to commence other potential projects.

The Company’s (current) Six Stage Process for Portus De-Jewel Mexico

1.

Managements Final Investment Decision to take on a project

                Completed

2.

Enter into Letter of Intents, Agreements, Construction Contracts

Completed

3.

To have the State(s) sponsor the project by legislative actions (where applicable)

TBD

4.

Engineer and design studies, Architectural Design, Feasibility Studies

Started

5.

Raising Capital through Bond Financing or Company stock offerings

S-1 submitted

6.

Management of the physical construction as a general contractor                                    TBD

Current Potential Project 9

HSR Technologies Inc. Manufacturing Site - In October 2014, HSR Technology, Inc. a related party and the equitable owner of four tax parcels located within West Manchester Township, York, PA, filed a request for landowner curative amendment with the local township with the intent of constructing facilities on the properties for the fabrication, assembly and welding of steel, aluminum and stainless steel assemblies with no foundry or casting operations. The use will include the fabrication and assembly of composite rebar, composite rail, bed liners and rail car assemblies received pre-prepared. The rail access is critical to the procurement of the land, as the products manufactured on site will be directly related to the Company’s purpose of creating global economic development and promoting trade by bringing people together through innovative ideas and advanced technology.  HSR Technology, Inc. proposes the initial construction of a transfer and storage building with a rail siding into the building. Manufacturing and assembly buildings would be added in stages, eventually employing up to 2,800 workers.

HSR Technologies, Inc. has chosen the properties in question for industrial development after an extensive search of York County properties. The property has 449+/- acres which meets the development needs and also provides future expansion capabilities. Rail service is critical to the HSR Technologies Inc. business model, which is based on rail use. The site in question has 3,600 linear feet of rail line traversing it and provides ample areas for siding access. Access to major roadways is a critical component of any manufacturing use. The subject properties have direct access to an arterial road, West College Avenue, a state road; a collector road, Hokes Mill Road, also a state road; and three local roads, offering many potential points of access. Also, the site is within 2200 feet of PA Route 462 and the Route 30 bypass.

Global Infrastructure Finance & Development Authority, Inc. (“GIF&DA”), a non-profit entity related to the Company, with the cooperation of HSRF Statutory Trust, the trustee of HSR Technologies Inc., a related entity of the Company can raise $25,000,000,000 through the issuance of revenue bonds. The Company as Master General Contractor will act as horizontal and vertical site improvements developer for HSR Technologies, Inc.

The Company, will wait until ninety days after the Registration Statement is effective before introducing bond offerings relating to the project. The Company will also work with its transportation consultant, TEMS, to complete an investment grade study for officiating a bond offering for this project.  To date, no money has exchanged hands related to this transaction. The Company’s contractual role related to both the “Master Agreement For Construction” and “Master Consulting Agreement” described above within the “Business Plan” is still in full force and effect after assignments of agreements involving related entities, if any.

The four manufacturing plants that will commence operations on this site after site build out are as follows:

HIGHWAY COMPOSITE REBAR - The Company has the right to use the new rebar product that can be used in its development of highways and rail route structures. Marshalls Composite Technologies LLC (MCT) has been engaged to manufacture the composite rebar, through HSR Technologies Inc. for the Company. HSR Technologies, Inc. would manufacture the rebar for use in projects like the Alabama Toll Road, and the Texas Trade Corridor, and Yuma Trade Corridor for the Company.

MCT is the original developer of the composite rebar technology. HSR Technologies Inc. will also sell the rebar to others for commercial use. Marshalls Composite Technologies LLC (MCT) offers a plant set up and licence agreement to manufacture the rebar and a contract for their technology to manufacture composite Re-bar (C RB).

U.S. Patent Numbers: 5,702,816; 5,763,042; 5,851,468; 5,876,553; 6,485,660 B1; and 6,493,914 B2

MCT is the only USA composite C-Rebar company that is federally certified to meet all federal specs for use in any government funded projects. Congress gave final approval of a $109-billion transportation funding bill. Included in the compromise legislation is a provision that calls for the use of total life-cycle cost analysis as part of the contract-awarding process for new federal projects. The result could be billions of dollars in new business for the composites industry. The fiber reinforced polymer (FRP) composites industry has long advocated for the U.S. Congress to require the states to employ a life-cycle cost assessment when issuing contracts for infrastructure construction.

As a practical matter, such a provision will save money because new infrastructure construction would take into account both the cost of installation and long-term upkeep, rather than awarding a contract solely on the basis of lowest initial cost. According to the new bill, the engineering analysis used by the State Departments of Transportation for awarding construction contracts for highway bridge projects, “shall be evaluated by the State ... on engineering and economic bases, taking into consideration acceptable designs for bridges ... and ... using an analysis of life-cycle costs and duration of project construction." This change paves the way for the use of composites and other high-performance materials in major infrastructure projects.

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

In February 2011, the Company issued an offer letter to HSR Technologies Inc. for purchase of future rebar products for cash of $4,750,000. The Company is also engaged in development of other transportation potential projects, specifically the development of a toll road in the State of Alabama. The Company is in need of 400 million feet of Composite C- Rebar for the toll road project in the State of Alabama. HSR Technologies, Inc. site will facilitate the manufacturing and distribution of Composite C- Rebar.

The management team advised the affiliate entity per the consulting agreement that it is in the best interest of the Company and the affiliate entity, to wait until ninety days after the S-1 Registration Statement becoming effective, before introduction of bond offerings relating to the project. The Company will also work with its transportation consultant TEMS to complete within the ninety day period an investment grade study for officiating a bond offering for this project. The Company advised to do this to preserve the quiet period of the pending S-1 Registration Statement. To date, no money has exchanged hands related to this transaction. The Company’s contractual role related to both the “Master Agreement For Construction” and “Master Consulting Agreement” described above within the “Business Plan” is still in full force and effect after assignments of agreements involving.

COMPOSITE RAILROAD TIES - HSR Technologies, Inc. holds the patent for producing rail ties that will be used to build the railroad system in projects like Port Trajan and the Mobile Trade Corridor, Texas and Yuma Trade corridors.

On April 16, 2012 the Company entered into an agreement to purchase intellectual property from HSR Technologies, Inc. in exchange for $8,000,000 per country license. The Company issued 100,000 shares of common stock to secure contract rights. HSR Technologies, Inc. will facilitate the manufacturing and distribution of Composite Rail Road Ties. The Company will use over 40 million Composite Rail Road Ties for its current projects. The Company also has the right to exploit the intellectual property in other world markets as well.

NPG Innovations entered into an exclusive licensing agreement rights involving two US patents, to manufacture composite rail road ties for HSR Technologies, Inc. and is the original inventors of green technology railroad ties.

US Patent Number: 5,996,901; 7,931,210

The management team advised the affiliate entity per the consulting agreement that it is in the best interest of the Company and the affiliate entity, to wait until ninety days after the S-1 Registration Statement becoming effective, before introduction of bond offerings relating to the project. The Company will also work with its transportation consultant TEMS to complete within the ninety day period an investment grade study that will make it possible through bond rating agencies to officiate a bond offering for this project. The Company advised to do this to preserve the quiet period of the pending S-1 Registration Statement. To date no money has exchanged hands related to this transaction. The Company’s contractual role, after any assignments of any agreements involving the entity, is still in full force and effect, related to both the “Master Agreement For Construction” and “Master Consulting Agreement” described above within the “Business Plan”. To clarify for purposes of this project, HSR Technologies, Inc. is a related entity.

RAILCAR/LOCOMOTIVE PRODUCTION FACILITY – Hi Speed Rail Car Assembly Line: RELCO Locomotives Inc., per agreements with HSR Technologies Inc. will manufacture train set parts to be assembled by HSR Technologies Inc. on the HSR Technologies Inc. manufacturing site. The manufacturing facility will be for the fabrication, assembly and welding of steel, aluminum and stainless steel assemblies and the use will include the fabrication of rail car assemblies received pre-prepared.

HSR Technologies, Inc. entered into an exclusive Technology use agreement with US Railcar for exclusive use of DMU rail technologies and use of its know-how for manufacturing of train sets meeting the 49 CFR Part 238 compliant DMU in current revenue service, that meets or exceeds new Federal Rail Administration (FRA) and American Public Transportation Association (APTA) structural safety specifications.

The Company has agreed to purchase US Railcar rights from HSR Technologies for $25,000,000. The Company intends to use train sets in the future rail projects when the projects are funded. The Company also has the right to exploit the sale of train sets in other world markets as well.

RELCO Locomotives Inc., has been engaged by HSR Technologies, to provide pre-prepared train set parts for assembly by HSR Technologies Inc. RELCO Locomotives Inc. is a fifty year old company and has provided services for Union Pacific, CSX Transportation, Burlington Northern Santa Fe, Kansas City Southern Railway, Canadian National and numerous others. The Company has engaged Volkmann Railroad Builders to construct the design built railroad. Volkmann is a thirty five year old company that has built railroads for NASA, the mining industry, oil and gas exploration and freight carriers.

The management team advised the affiliate entity per the consulting agreement that it is in the best interest of the Company and the affiliate entity, to wait until ninety days after the S-1 Registration Statement becoming effective, before introduction of bond offerings relating to the project. The Company will also work with its transportation consultant TEMS to complete within the ninety day period an investment grade study that will make it possible through bond rating agency’s to officiate a bond offering for this project. The Company advised to do this to preserve the quiet period of the pending S-1 Registration Statement. To date no money has exchanged hands related to this transaction. The Company’s contractual role, after any assignments of any agreements involving the entity, is still in full force and effect, related to both the “Master Agreement For Construction” and “Master Consulting Agreement” described above within the “Business Plan”. To clarify for purposes of this project, HSR Technologies, Inc. is the affiliate entity.

DAMAR TRUCKDECK: The Company entered into a contract on June 10, 2010 for the acquisition of the patents, rights, titles, and business of Damar Corporation LLC, the Inventor/developer/manufacturer of Damar TruckDeck. The Damar TruckDeck is a flexible truck deck storage and organization system with an integrated frame allowing the cargo deck to be used as a hauling surface. The system has many configurations to fit a wide variety of uses (hunting, construction, moving, hauling, etc.) in various truck deck sizes. The Damar TruckDeck primarily consists of lockable repositionable storage units.

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

The intended use of these assets will equip the Company field construction vehicle fleets with the needed tool storage containment and hauling capabilities. The Company will also capitalize on the opportunity of marketing these products to the United States consumer market through existing relationships by Damar Corporation LLC and large big box retail chains.

The Company shall receive all rights and title to the patents, the TruckDeck system, and all related assets for a purchase price of $750,000 payable as $500,000 cash and the remaining $250,000 payable in the form of 7,500 shares of the Company’s common Class “B” stock. The cash portion is payable within 90 days of the successful completion of the registration statement for Company shares.

The Company intends to engage with HSR Technologies Inc. to manufacture the Damar TruckDeck products at the HSR Technologies manufacturing site.

To date, no money has exchanged hands related to this transaction.

U.S. Patent Number: 8,210,592

Concerning all manufactured products on the HSR Technology Park:

The capital raised from the offering will be used as the initial capital investment in the HSR Technology Park potential project to engage a large construction firm as identified earlier, pay the mobilization fees to declare the contractors in the bond offering, pay for feasibility studies and investment grade studies, bond rating agency fees and also pay for the performance bond to ensure the completion of the construction to protect the bond holders.

Pursuant to the Master Consulting Agreement, the Company will receive compensation from the bond proceeds at bond closing to reimburse the Company for its initial capital investment into the project. Other sources of revenue include management fees from the Master Agreement for Construction and twenty five percent profit sharing from each of the related entities.  With the revenue recognized by the Company, the Company will then be able to sustain its continued growth and to commence other potential projects.

The Company’s (current) Six Stage Process for HSR Technologies Inc.

1.

Managements Final Investment Decision to take on a project

 Completed

2.

Enter into Letter of Intents, Agreements, Construction Contracts

Completed

3.

To have the State(s) sponsor the project by legislative actions (where applicable)

N/A

4.

Engineer and design studies, Architectural Design, Feasibility Studies

Started

5.

Raising Capital through Bond Financing or Company stock offerings

S-1 submitted

6.

Management of the physical construction as a general contractor

TBD

Entry of the Company into the Market

The Company anticipates that it can offer a comprehensive, innovative approach to resolving the nation’s transportation crisis, and it proposes doing so without the necessity of the government increasing taxes at any level, or in any manner. In short, the Company suggests replacing public financing with private funding.

The Company’s innovative approach is to utilize the related and non-related non-profit entities to officiate bond offerings to finance infrastructure projects being identified around the country. A government entity can sponsor the bond offering since the bond proceeds benefit the public interest of their state, and the state is not burdened with the debt liability of the offering. The Company can then consult with one of the related entities to raise the needed capital through sponsored bonds, on behalf of the state citizenry.  The reason we say we are “Pioneers” of Private Public Partnerships is that the finished debt free project will be sold back to the government entity for one dollar upon bond retirement, as the operations of the project are then managed for a fee, resulting in revenue profits going into the State treasury in future years.

Competition

The Company may face significant competition from other companies that may be developing competing transportation systems.  The Company will also face competition in the allocation of monetary resources from governmental agencies, at the local, regional, state and federal levels. The Company believes that government agencies will endorse its proposed plan for high-speed regional rail systems, but believes that, given the economic environment, there may be few or no funds available for such development.

Due to expected U.S. federal budgetary constraints, project funding may need to come from private or public entities. On the heels of the Department of Transportation’s recent request for high-speed rail proposals, its Federal Railroad Administration received 132 applications from 32 states totaling $8.8 billion. That was more than three times the $2.4 billion available. During the first round of awards in the fall of 2009, applicants submitted more than $55 billion in project proposals. That was nearly six times the initial $8 billion available from the American Recovery and Reinvestment Act. Unfortunately, due to federal budgetary setbacks, as of 2016, very little of this has come to fruition.

Trading Market

While there currently is no active market for the shares, the Company has a trading symbol ARMT from FINRA.

Employees

In addition to the Chief Executive Officer, the Company has been accruing salaries for its employees, President, CFO, COO, Treasurer, Secretary, Board Members, CLC, CRO and General Manager. The Company has also issued stock to individuals, for their consulting and professional services, the shares issued are part of the outstanding share total to date. At the time the Company launches its planned IPO, the Company will pay the accrued salaries to the employees. The Company has 9 full-time employees.

Employees

Yearly Salaries:

Founder – Shah Mathias

$1,200,000

Chairman CEO – Debra Mathias

$1,200,000

Vice Chairman – Shanjahan Mathias

$750,000

President – James Becker

$650,000

Secretary – Steve Trout

$600,000

Interim CFO – Robert Choiniere

$375,000

Chief Risk Officer – Robert Todd Reynold

$500,000

Chief Legal Counsel – John Thompson

$500,000

General Manager – Kevin Carleton

$160,000

Each Director

$150,000

Each Independent Director

$120,000

Subsidiaries

The Company has one subsidiary, Global Transportation & Infrastructure Inc. (“GTI”) incorporated in the state of Delaware. GTI is a wholly owned subsidiary of the Company. The Company owns 25% of the outstanding shares, but the shares are non-voting, of each of the affiliated companies listed in the section “Related Companies”.

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

ITEM 2.  PROPERTIES

The Company’s offices are located at 2575 Eastern Blvd. Suite 211, York, Pennsylvania 17402. Its telephone number is (717) 434-0668. The Company moved into these offices in February 2014. The lease at its prior location was canceled without penalty.

ITEM 3.  LEGAL PROCEEDINGS

Legal Proceedings

On September 14, 2017, the Company received a letter from Zimmerman & Associates, on behalf of J. Harold Hatchett, III and Ronald Silberstein, claiming breach of contract, wrongful termination, and wrongful violations of the Business Corporations Act, and knowingly filing inaccurate SEC Reporting against the Company and the board of directors. The Company believes that these claims are without merit, but plans to work amicably to come to a settlement. The Company received the lawsuit on June 13, 2017 by Estate of Robert A. Berry Esq. (decedent, Oct 22, 2015), plaintiff. The Plaintiff Estate asserted a claim for $50,000 and 11,000 common class “B” shares of Ameri Metro Inc. relating to shares and accrued stipend beginning 2015. The Company, in 2015, had previously, by resolution acknowledged and booked the liability of $50,000 and issued, as part of the outstanding shares disclosed in this Registration Statement, the 11,000 shares of common class “B” stock of Ameri Metro Inc. to decedent Robert A. Berry Esq. However Mr. Berry’s estate felt it appropriate to file a lawsuit in 2017 to collect the $50,000.

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

Preferred Shares: 200,000,000 (Two hundred million) par value 0.000001.

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

Class “D” a/k/a Equity Participation Shares 4,000,000,000 (Four Billion Class “D” common shares) with no voting rights and no dividend rights, par value $0.000001.

As of July 31, 2017 there were 1,088,490,659 shares of common stock issued and outstanding and 1,800,000 shares of preferred stock.

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

As of the date of this filing 100% of the shareholders participated and therefore the statements are retroactively adjusted to reflect a 4:1 forward split. As a result, all share amounts have been retroactively adjusted for all periods presented for a 4:1 forward split.

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

During the period ended July 31, 2017, the Company issued 220,176 Class B common shares to correct the amount of shares issued to a shareholder as a result of the forward stock split.

As of July 31, 2017, the period covered by this Report, the Company had 1,088,490,659 shares of common stock outstanding.

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

From conception to present, Ameri Metro, Inc. (the “Company”) has contractually secured the Alabama Toll Project with Alabama Toll Facilities Inc.

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

The Company is engaged in development of transportation complex which consist of toll road, inland port and airport.

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

Alabama Toll Facilities, Inc.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at July 31, 2017, the Company has a working capital deficiency of $24,060,855 and has accumulated losses of $29,977,275 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

Discussion for the Fiscal Years Ended July 31, 2017 and 2016

Total assets of the Company were $4,660 as at July 31, 2017 as compared to total assets of $41,023 as at July 31, 2016.  Total current assets at July 31, 2017 was $nil as compared to current assets of $35,838 as at July 31, 2016.

Total operating expenses increased to $8,807,895 for the fiscal year ended July 31, 2017 from $7,022,083 for the fiscal year ended July 31, 2016.  The increase was due to additional accrual of directors’ fees and officer payroll and increases in professional fees during the year ended July 31, 2017. Loss from operations was $8,807,895 for the fiscal year ended July 31, 2017 compared to $7,022,083 for the fiscal year ended July 31, 2016.

Liquidity: The Company has no continuous methods of generating cash other than the sale of its stock.

Capital Resources: The Company did not incur any capital expenditures other than the purchase of office supplies and computer equipment.

Results of Operations: The Company completed no sales and received no revenues since inception other than from the sale of its securities. The Company does not anticipate that it will generate revenue sufficient to cover its operating expenses until the development of its business plan. As at July 31, 2017, the Company has a working capital deficiency of $24,060,555 and has accumulated losses of $29,977,275 since inception. The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts. These factors create substantial doubt about the Company’s ability to continue as a going concern.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERI METRO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Ameri Metro, Inc.

York, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ameri Metro, Inc. (the "Company") as of July 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Other matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to  the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements as of July 31, 2016 and for the year then ended were restated as discussed in Note 4.

/s/ GBH CPAs, PC

We have served as the Company's auditor since 2018.

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

August 8, 2018

AMERI METRO, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2017	July 31, 2016
		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$ –	$ 27,160
Prepaid expenses	–	8,678

Total current assets	–	35,838

Office equipment, net	1,720	2,245
Prepaid expenses and deposits	2,940	2,940

Total Assets	$ 4,660	$ 41,023

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued expenses	145,492	250,460
Accrued compensation expenses	23,380,243	14,570,245
Loans payable – related parties	521,539	785,420
Stock payable	13,281	13,281

Total Current Liabilities	24,060,555	15,619,406

Loans payable – related parties	373,695	–

Total Liabilities	24,434,250	15,619,406

Stockholders’ Deficit
Preferred stock, par value $.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding (1,800,000 – 2016)	2	2
Common stock class A, par value $.000001, 7,000,000 shares authorized, 1,600,000 shares issued and outstanding (1,600,000 – 2016)	2	2
Common stock class B, par value $.000001, 4,000,000,000 shares authorized, 990,890,659 shares issued and outstanding (990,670,483 – 2016)	991	991
Common stock class C, par value $.000001, 4,000,000,000 shares authorized, 48,000,000 shares issued and outstanding (48,000,000 – 2016)	48	48
Common stock class D, par value $.000001, 4,000,000,000 shares authorized, 48,000,000 shares outstanding (48,000,000 – 2016)	48	48
Additional paid-in capital	5,593,594	5,592,682
Stock subscriptions receivable	(47,000)	(47,000)
Accumulated deficit	(29,977,275)	(21,125,156)

Total Stockholders’ Deficit	(24,429,590)	(15,578,383)

Total Liabilities and Stockholders’ Deficit	$ 4,660	$ 41,023

See accompanying notes to financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended July 31, 2017	Year ended July 31, 2016
		(Restated)
OPERATING EXPENSES
General & administrative	8,807,896	7,037,302

TOTAL OPERATING EXPENSES	8,807,896	7,037,302

LOSS FROM OPERATIONS	(8,807,896)	(7,037,302)

OTHER INCOME (EXPENSE)
Interest expense	(44,223)	(37,499)
Other expense	–	(5)

TOTAL OTHER INCOME (EXPENSE)	(44,223)	(37,504)

NET LOSS	$ (8,852,119)	$ (7,074,806)

LOSS PER SHARE (BASIC AND DILUTED)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	1,086,130,405	1,079,348,529

See accompanying notes to financial statements.

 AMERI METRO, INC.

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JULY 31, 2017 AND 2016

	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Additional Paid in	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, July 31, 2015 (Restated)	1,800,000	$ 2	6,400,000	$ 7	1,035,670,483	$ 1,036	43,200,000	$ 43	–	$ –	$ 5,591,561	$ (47,000)	$ (14,050,350)	$ (8,504,701)
Exchange of Class B shares to Class D	–	–	–	–	(48,000,000)	(48)	–	–	48,000,000	48	–	–	–	–
Exchange of Class A shares to Class C	–	–	(4,800,000)	(5)	–	–	4,800,000	5	–	–	–	–	–	–
Shares issued for compensation	–	–	–	–	3,000,000	3			–	–	747	–	–	750
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	374	–	–	374
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(7,074,806)	(7,074,806)
							–	–	–	–
Balance, July 31, 2016 (Restated)	1,800,000	$ 2	1,600,000	$ 2	990,670,483	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,592,682	$ (47,000)	$ (21,125,156)	$ (15,578,383)
Adjustment to shares as result of prior stock split	–	–	–	–	220,176	–	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	912	–	–	912
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(8,852,119)	(8,852,119)

Balance, July 31, 2017	1,800,000	$ 2	1,600,000	$ 2	990,890,659	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,593,594	$ (47,000)	$ (29,977,275)	$ (24,429,590)

See accompanying notes to financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended July 31, 2017	Year ended July 31, 2016
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,852,119)	$ (7,074,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for services	–	750
Depreciation expense	525	423
Stock-based compensation	912	374

Change in operating assets and liabilities:
Prepaid expense and deposits	8,678	(10,118)
Accounts payable and accrued expenses	(104,968)	93,967
Accrued compensation expenses	8,809,998	6,765,417

Cash flows used in operating activities	(136,974)	(223,993)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	–	(2,066)

Cash flows used in investing activities	–	(2,066)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	121,862	631,650
Repayment of related party loans	(12,048)	(378,435)

Cash flows provided by financing activities	109,814	253,215

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,160)	27,156
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,160	4

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ –	$ 27,160

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

See accompanying notes to financial statements.

AMERI METRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Nature of Business

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

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at July 31, 2017, the Company has a working capital deficiency of $24,060,555 and has accumulated losses of $29,977,275 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

The Company’s major shareholder created several entities. The Company owns 25% of each via non-voting common shares. These entities have had no operation, as of July 31, 2017, the Company’s investment in these companies was $0.

The financial position, results of operations and cash flows as of, and for the period reported include only the results of operations for AMI as GTI was inactive for the period from December 1, 2010 to July 31, 2017.

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

Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Due to loss for the years ended July 31, 2017 and 2016, the outstanding options are anti-dilutive. The Company has more than one class of common stock outstanding. However, the dividend rate of each outstanding class of common stock is equal. Therefore, the loss per common shares is the same for each class of common stock.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of July 31, 2017, there have been no interest or penalties incurred on income taxes.

Stock-Based Compensation

The Company accounts for employee stock-based compensation including grants of employee stock options, based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 4 – RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s financial statements for the years ended July 31, 2016 and 2015, the Company determined that it had overaccrued certain accrued expenses and overstated loans payable in 2016. The Company also determined that it had underaccrued compensation expense, interest expense on unpaid rent and stock payable to a major shareholder. The Company has restated its 2016 current liabilities, general & administrative expense, and interest expense by those amounts.

Following is a summary of the restated changes made to the financial statements previously issued as of and for the year ended July 31, 2016.

	AS Originally	Restate
	Assets	Adjustments	As Restated
Balance Sheets
Accounts payable and accrued expenses	$ 1,069,608	$ (819,148)	$ 250,460
Accrued compensation expenses	14,320,245	250,000	14,570,245
Loans payable – related parties	965,420	(180,000)	785,420
Stock payable	-	13,281	13,281
Total Stockholders’ Deficit	(16,268,289)	735,867	(15,532,422)

Statement of Operations
Total operating expenses	7,778,084	(740,782)	7,037,302
Loss from operations	(7,778,084)	740,782	(7,037,302)
Interest expense	(13,633)	(23,866)	(37,499)
Net loss	(7,791,722)	716,916	(7,074,806)
		-
Statement of Cash Flows
Net loss	(7,791,722)	716,916	(7,074,806)
Accounts payable	796,636	(702,669)	93,967
Accrued expenses	6,615,417	150,000	6,765,417
Cash flows used in operating activities	(388,240)	164,247	(223,993)
Proceeds from related party loans	465,993	165,657	631,650
Repayment of related party loans	(32,778)	(345,657)	(378,435)
Cash flows provided by financing activities	433,215	(180,000)	253,215

Statement of Stockholder's Deficit
Common stock class C	5	43	48
Additional paid in capital	5,581,925	10,757	5,592,684
Accumulated deficit	$ (21,842,072)	$ 716,916	$ (21,125,156)

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of July 31, 2017 and 2016:

	July 31, 2017	July 31, 2016
Office equipment	$ 3,663	$ 3,663
Less: accumulated depreciation	(1,943)	(1,418)
Property and equipment, net	$ 1,720	$ 2,245

Depreciation expense totaled $525 and $423 for the years ended July 31, 2017 and 2016, respectively.

NOTE 6 – LOANS PAYABLE – RELATED PARTIES

On March 17, 2017, the majority shareholder consolidated five loans and the consolidated loan of $373,695 is due on October 31, 2018 and bears interest at 3.50% per annum. The consolidated loan is not substantially different from five original loans and the consolidation of the loans was accounted as modification of debt.

As of July 31, 2017, total of $894,184 (2016 - $784,370) is due to the majority shareholder, of which $509,486 is unsecured, non-interest bearing and due on demand, $7,600 is past due with an interest rate of 2% per annum, and $3,403 is past due with an interest rate of 3% per annum.  At July 31, 2017, accrued interest on these loans was $18,742 (2016 - $6,545).

At July 31, 2017, the Company is indebted to three directors of the Company for $1,050 (2016 - $1,050) for expenditures incurred on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

NOTE 7 – STOCK PAYABLE

The Company has signed an employment agreement with Mr. Shah Mathias (Company Founder) for the Head of Mergers and Acquisitions and Business Development, and as non-board member President, with an effective date of October 2, 2014. (See Note 9), According to the agreement, the Company agreed to issue 1.2% of all authorized stock capitalization to Mr. Shah Mathias. As of July 31, 2017 and 2016, the Company has issued 48,000,000 shares of class D and 43,200,000 shares of class C to Mr. Shah Mathias, and recorded $13,281 stock payable for unissued stock.

NOTE 8 – CAPITAL STOCK

On August 3, 2015, the Company exchanged 4,800,000 shares of Class A common stock for 4,800,000 shares of Class C common stock and exchanged 48,000,000 shares of Class B common stock for 48,000,000 shares of Class D common stock.

On August 31, 2015, the Company issued 1,000,000 shares of Class B common stock to a director of the Company pursuant to directorship agreement entered on August 4, 2015. The fair value of these shares was $250 and was recorded as directors’ fees.

On September 10, 2015, the Company issued 2,000,000 shares of Class B common stock to two directors of the Company pursuant to two directorship agreements entered on August 4, 2015. The fair value of these shares was $500 and was recorded as directors’ fees.

During the year ended July 31, 2017, the Company issued 220,176 Class B common shares to correct the amount of shares issued to a shareholder as a result of the forward stock split.

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

On March 8, 2016, the Company granted 8,000,000 stock options to 4 officers and directors of the Company, exercisable at $42 per share and expire on March 8, 2026.  The 8,000,000 options vest according to the following schedule: 3,200,000 options vest immediately and 800,000 vest annually for 6 years.  The weighted average grant date fair value of stock options granted was $0.00009 per share.  During the year ended July 31, 2017, the Company recorded stock-based compensation of $153 (2016 - $369) on the consolidated statement of operations.

On November 1, 2016, the Company granted 14,000,000 stock options to 7 officers and directors of the Company, exercisable at $42 per share and expire on November 1, 2026.  The 14,000,000 options vest according to the following schedule: 5,600,000 options vest immediately and 1,400,000 vest annually for 6 years.  The weighted average grant date fair value of stock options granted was $0.00009 per share. During the year ended July 31, 2017, the Company recorded stock-based compensation of $759 (2016 - $ nil) on the consolidated statement of operations.

A summary of the Company’s stock option activity is as follow:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $
Outstanding, July 31, 2015	–	–

Granted	8,000,000	42.00

Outstanding, July 31, 2016	8,000,000	42.00

Granted	14,000,000	42.00

Outstanding, July 31, 2017	22,000,000	42.00	9.02	–

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended July 31, 2017	Year Ended July 31, 2016

Expected dividend yield	0%	0%
Expected volatility	150%	150%
Expected life (in years)	10	10
Risk-free interest rate	1.83%	1.83%

At July 31, 2017, there was $762 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan.  There was $nil intrinsic value associated with the outstanding stock options at July 31, 2017.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employee Agreements

The Company has entered into an employment agreement with the Chief Executive Officer (“CEO”) Debra Mathias with an effective date of April 21, 2014. The term of the employment agreements is 3 years, with an annual base salary of $1,200,000.  On April 21, 2017, the agreement was extended to April 21, 2021.

The Company has signed an employment agreement with Mr. Shah Mathias (Company Founder) for the Head of Mergers and Acquisitions and Business Development, and as non-board member President, with an effective date of October 2, 2014. The term of the employment agreement is 20 years, with an annual base salary of $1,200,000 and ten percent (10%) of any revenue producing contract entered into by the Company while the Company Founder is in office, while holding any position under any title, and five percent (5%) of any such revenue producing contract afterward, for the benefit of the Company Founder or his estate, for a period of twenty (20) years. The Company Founder is also eligible to earn an annual bonus award of up to 100% of the annual base salary.  In addition, the Company Founder is entitled to receive shares of the Company’s common stock as follows: when the Company issue shares for the Initial Public Offering, the Company Founder is to be issued 10% of the said shares; and if shares are issued at such time to any other party the Company Founder is to be issued an equal amount of shares.

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

The Company entered into an employment agreement with the former Chief Financial Officer (the “CFO”) with an effective date of August 4, 2015.  The term of the employment agreement was 3 years, with an annual base salary of $350,000.  On March 17, 2016, the term of the agreement was extended to July 31, 2021.  Effective November 1, 2016, the annual base salary was increased to $500,000.  On August 24, 2017, the employment agreement was terminated. See Note 12.

The Company entered into an employment agreement with the former Chief Operating Officer (the “COO”) with an effective date of August 4, 2015.  The term of the employment agreement is 3 years, with an annual base salary of $375,000.  On March 17, 2016, the term of the agreement was extended to July 31, 2021.  Effective November 1, 2016, the annual base salary was increased to $500,000.  On August 24, 2017, the employment agreement was terminated. See Note 12.

The Company entered into an employment agreement with the Chief General Counsel with an effective date of August 4, 2015.  The term of the employment agreement is 3 years, with an annual base of $500,000.  On March 17, 2016, the term of the agreement was extended to July 31, 2021.

The Company entered into thirteen directorship agreements with thirteen Directors of the Company.  The initial term of the directorship agreements is one year, with an annual base salary of $150,000.  Each of the thirteen directors is also entitled to 1,000,000 shares of Class B common stock. On March 17, 2016, the term of the agreements was extended to July 31, 2021.

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

As of July 31, 2017 and 2016, total accrued compensation expenses were $23,380,243 and $14,570,245, respectively.

Operating Lease

On April 30, 2014, the Company terminated its existing office space lease, and entered into a new month to month rent agreement for office space. The new agreement which commenced on November 1, 2015, calls for monthly rent payments of $1,440. The terminated lease agreement has not been resolved as to payment of existing amounts due or as to any early termination fees. According to the lease agreement, the Company’s unpaid rental balance shall bear interest until paid at a rate equal to the prime rate of interest charged by the M&T Bank, plus 2 percent. Late payment charge is $25 per day beginning with the first day following the due date. As of July 31, 2017, the Company recorded unpaid rent expense of $27,753, accrued interest and late fee of $110,170. As of July 31, 2016. The Company recorded unpaid rent expense of $27,753, accrued interest and late fee of $83,561.

Legal Proceedings

The Company received a  lawsuit on June 13, 2017 by the Estate of Robert A. Berry Esq. (decedent, Oct 22, 2015), plaintiff. The Plaintiff Estate asserted a claim for $50,000 and 11,000 common class “B” shares of the Company relating to shares and accrued stipend beginning 2015. The Company, in 2015, had previously booked the liability of $50,000 and issued the 11,000 shares of common class “B” stock of the Company to decedent Robert A. Berry Esq. However Mr. Berry’s estate felt it appropriate to file a lawsuit in 2017 to collect the $50,000.

NOTE 11 – INCOME TAXES

The potential benefit of net operating losses have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company did not incur any income tax expense for the years ended July 31, 2017 and 2016. At July 31, 2017, approximately $6.7 million of federal and state net operating losses were available to the Company to offset future taxable income, which will expire commencing in 2030. Given the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses created at the inception or generated thereafter. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary.

The items accounting for the difference between income taxes computed at the statutory rate and the provision for income taxes consist of the following:

	Year Ended July 31, 2017	Year Ended July 31, 2016
Computed income tax benefit at statutory tax rate	35%	35%
Changes in allowance on deferred tax assets	(35%)	(35%)
Total income tax expense	–	–

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 12 – SUBSEQUENT EVENTS

On August 24, 2017, the Board of Directors of the Company terminated Ronald Silberstein as Chief Operating Officer, Harold Hatchett as Chief Financial Officer and both as members of the Board of Directors.  Under dully executed employment agreements the Company reserved the right to terminate with or without cause. Under the employment agreement, the employee, directors and officers are limited to arbitration should any claim arise. Ronald Silberstein as Chief Operating Officer, Harold Hatchett as Chief Financial Officer believe they were unjustly terminated. All parties continue to work toward an amicable resolution as of the date of this report.

On August 24, 2017, the Board of Directors appointed Robert Choiniere as the interim Chief Financial Officer, a member of the Board of Directors and the president of the Company’s audit committee.

On June 13, 2018, Ameri Metro Ireland Ltd was established and facilitated by the founder of the Company and all outstanding stock was held by the founder. In July 2018, the founder of the Company transferred all of his ownership interest in Ameri Metro Ireland Ltd to the Company fin exchange for reimbursement of  out of pocket expenses incurred in forming Ameri Metro Ireland Ltd.  As such, Ameri Metro Ireland Ltd became the Company’s wholly owned subsidiary as of July 13, 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s chief financial officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2017, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2017, based on those criteria. The Company’s management has identified material weaknesses in its internal control over financial reporting related to the following matters:

•

A lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on defective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

•

A lack of sufficient personnel in the accounting function due to the Company’s limited resources with appropriate skills, training and experience to perform certain tasks as it relates to financial reporting.

The Company’s plan to remediate those material weaknesses remaining is as follows:

Improve the effectiveness of the accounting group by continuing to augment existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. The Company plans to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once it generates significantly more revenue or raises significant additional working capital.

Improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

The independent registered public accounting firm has not issued an attestation report on the effectiveness of the internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers as of October 31, 2017:

Name	Age	Position	Commencement Date
Debra Mathias	60	Director, CEO	21-Apr-14
James Becker	57	Director, President	2-Oct-14
Steve Trout	60	Director, Secretary/Treasurer	12-Jun-12
Shahjahan C. Mathias	52	Director	12-Jun-12
Donald E. (“Nick”) Williams, Jr.	60	Director	12-Jun-12
Keith A. Doyle	58	Director	12-Jun-12
Robert Todd Reynold	58	Director	29-May-14
Suhail Matthias	59	Director	1-Sep-12
James Kingsborough	58	Director	19-May-14
John Thompson	72	Director, General Counsel	4-Aug-15
Robert Choiniere	63	Director (Independent)	19-Oct-16
Bryan Elicker	57	Director (Independent)	19-Oct-16
Joseph Hackett	63	Director (Independent)	19-Oct-16

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

Business Experience

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

Debra A Mathias: Chief Executive Officer, Chairman and Director. Ms. Mathias has worked along with Mr. Mathias since 1986 and had held key executive positions in several of the companies over the years, including Mortgage-Banking, Civil Engineering, Title insurance company Land Development Company, Administrative and Regulatory compliance department since 2010.

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

Joseph Hackett, Joe created managed and supervised several private banking groups as the organizations he worked with expanded their markets.  Given Joe's 20-plus year commercial middle market lending background he focused initially on lending as a way to quick profitability then moved to the investment and planning aspects deepening the relationships and the accompanying profitability.The planning process resulted in the identification of several new revenue sources as Joe looked for ways to bring unique ideas to their clients. These included angel investing, enterprise risk captives, and structured sales of client business and real estate holdings.  These tax deferral strategies represented up to a 20% increase in investment dollars to be managed.  Joe continues to grow the planning and investment focus through his company AIM Advisors.

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

Corporate Governance

Consists of eleven directors.  At such time that the Company has a larger board of directors and commences activities, the Company will propose creating committees of its board of directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

Remuneration of Officers: Summary Compensation Table

No executive officer has received cash compensation in the Company's fiscal year. The Company started accruing salaries and fees for certain employees, officers and directors in 2013. Prior to 2013 there were no salaries accruing. The Company has also issued stock to employees for their consulting and professional services. At the time the Company launches its planned IPO, the Company will pay these employees, officers and directors accrued salaries however the stock was issued and is part of the total outstanding shares of the Company.

Officer and Director Remuneration

				Stock awards
Name and Title	Year	Salary	Bonus	#	$	Total
Shah Mathias	2016	$1,200,000	$0	-0-	$0	$1,200,000
Founder	2017	$1,200,000	$0	-0-	$0	$1,200,000
Debra Mathias	2016	$1,200,000	$0	-0-	$0	$1,200,000
Chairman, CEO	2017	$1,200,000	$0	-0-	$0	$1,200,000
James Becker	2016	$350,000	$0	-0-	$0	$350,000
President and Director	2017	$575,000	$0	-0-	$0	$575,000
Steve Trout	2016	$350,000	$0	-0-	$0	$350,000
Secretary/Treasurer and Director	2017	$537,500	$0	-0-	$0	$537,500
Shahjahan Mathias	2016	$0	$0	-0-	$0	$0
Vice Chairman and Director	2017	$562,500	$0	-0-	$0	$562,500
Ronald Silberstein	2016	$421,789	$0	1,000,000(1)	$250	$422,039
Former Director/COO	2017	$581,250	$0	-0-	$0	$581,250
J Harold Hatchett III	2016	$350,000	$0	1,000,000(1)	$250	$350,250
Former Director/CFO	2017	$575,000	$0	-0-	$0	$575,000
John Thompson	2016	$500,000	$0	1,000,000(1)	$250	$500,250
Director/CLC	2017	$500,000	$0	-0-	$0	$500,000
Robert Todd Reynold	2016	$60,000	$0	-0-	$0	$60,000
Director/CRO	2017	$390,000	$0	-0-	$0	$390,000

 (1) The named director was issued 1,000,000 post-split shares of Class B common stock as part of his compensation package for current and future services to the company.

Shah Mathias will receive 10% of the face value of all revenue contracts entered into by the Company.

The stock has been issued to the named employee without consideration for such issue and without any conditions or restrictions.

The Company has not paid any cash compensation to any officer. The Company intends to pay annual salaries to all its officers and will pay an annual stipend to its directors as soon as possible. The Company has signed employment agreements with the Founder, Head of Mergers and Acquisitions and Business Development, and non-board member of the Company and the CEO who will receive compensation equal to $1,200,000 per annum plus stock awards, the Company is now accruing compensation to its other key executive officers, including its Interim Chief Financial Officer, compensation equal to $350,000 per annum, Chief Legal Counsel and Chief Risk Officer, compensation equal to $500,000 per annum plus stock awards.  The Company will pay its officers their accrued salary at such time, if ever when it successfully launches its IPO. The Company issues to certain directors for their service to the Company. Although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program.  The Company also accrues compensation to its directors at $150,000 per annum, except certain independent directors which may receive compensation up to $120,000 per annum. The table below accounts for the total amounts accrued to year-end July 31, 2017:

Director Compensation

The following table sets forth director compensation for the last three fiscal years:

			Directors
Name and Title	Year	Bonus	compensation	Total
Debra Mathias	2016	$0	$150,000	$150,000
Chairman, CEO	2017	$0	$150,000	$150,000
James Becker	2016	$0	$150,000	$150,000
President and Director	2017	$0	$150,000	$150,000
Steve Trout	2016	$0	$150,000	$150,000
Secretary/Treasurer and Director	2017	$0	$150,000	$150,000
Shahjahan Mathias	2016	$0	$150,000	$150,000
Vice Chairman and Director	2017	$0	$150,000	$150,000
Keith Doyle,	2016	$0	$150,000	$150,000
Director	2017	$0	$150,000	$150,000
Suhail Matthias,	2016	$0	$150,000	$150,000
Director	2017	$0	$150,000	$150,000
R. Todd Reynold,	2016	$0	$150,000	$150,000
Director/CRO	2017	$0	$150,000	$150,000
James Kingsborough	2016	$0	$150,000	$150,000
Director	2017	$0	$150,000	$150,000
Ronald Silberstein	2016	$0	$150,000	$150,000
Former Director/COO	2017	$0	$150,000	$150,000
J Harold Hatchett III	2016	$0	$150,000	$150,000
Former Director/CFO	2017	$0	$150,000	$150,000
John Thompson	2016	$0	$150,000	$150,000
Director/CLC	2017	$0	$150,000	$150,000
Donald E. Williams	2016	$0	$150,000	$150,000
Director	2017	$0	$150,000	$150,000

Outstanding Equity Awards

The following table sets forth the outstanding equity awards as of fiscal year ending July 31, 2017:

			Non-equity	Nonqualified
		Option	Incentive plan	compensation
Name and Title	Year	awards	compensation	earnings	Total
Debra Mathias	2016	$0	$0	$0	$0
Chairman, CEO	2017	$108 (2)	$0	$0	$108
R. Todd Reynold,	2016	$92 (1)	$0	$0	$92
Director/CRO	2017	$38 (1)	$0	$0	$38
Ronald Silberstein	2016	$92 (1)	$0	$0	$92
Director/COO	2017	$38 (1)	$0	$0	$38
J Harold Hatchett III	2016	$92 (1)	$0	$0	$92
Director/CFO	2017	$38 (1)	$0	$0	$38
John Thompson	2016	$92 (1)	$0	$0	$92
Director/CLC	2017	$38 (1)	$0	$0	$38
Steve Trout	2016	$0	$0	$0	$0
Secretary/Treasurer	2017	$108 (2)	$0	$0	$108
Keith Doyle	2016	$0	$0	$0	$0
Director	2017	$108 (2)	$0	$0	$108
James Becker	2016	$0	$0	$0	$0
Director/President	2017	$108 (2)	$0	$0	$108
Jimmy Kingsborough	2016	$0	$0	$0	$0
Director	2017	$108 (2)	$0	$0	$108
Shahjahan Charles Mathias	2016	$0	$0	$0	$0
Director/Vice CEO	2017	$108 (2)	$0	$0	$108
Suhail Mathias	2016	$0	$0	$0	$0
Director	2017	$108 (2)	$0	$0	$108

(1)  The named Directors were issued stock options pursuant to the 2015 Equity Incentive Plan at an exercise price per share of $42.00.  The fair value of the options granted recognized during each fiscal year is disclosed in the table above.

1)

Grant of Options.  The Company grants the Participant 2,000,000 share options under the plan.  This grant is conditioned upon the Participant’s acceptance of all of the terms and conditions of the Plan.  The grant, vesting and all other matters affecting or otherwise relevant to such Options will be governed by the Plan, and the Participant agrees that he will be bound by all of the terms and conditions of the Plan.  Moreover, by participation in the Plan, Participant shall only be entitled to participate in distributions by the Company, as determined by the Board of Directors of the Company.

2)

Grant Date.  The Grant Date of the Options granted under this Agreement is March 8, 2016.

3)

Exercise Price. The exercise price of each Option shall be determined by the Board of Directors of the Company, but shall not be greater than the price per share registered in the initial registration statement on Form S-1 filed by the Company following the date hereof.

4)          Vesting. The Options granted under this Agreement shall vest according to the following schedule:

a)

800,000 on the Grant Date, described above; and

b)

200,000 annually, on the Grant Date, for six (6) years.

The stock has been issued to the named employee without consideration for such issue and without any conditions or restrictions.

(2)  The named Directors were issued stock options pursuant to the 2015 Equity Incentive Plan at an exercise price per share of $42.00.  The fair value of the options granted recognized during each fiscal year is disclosed in the table above.

1)

Grant of Options.  The Company grants the Participant 2,000,000 share options under the plan.  This grant is conditioned upon the Participant’s acceptance of all of the terms and conditions of the Plan.  The grant, vesting and all other matters affecting or otherwise relevant to such Options will be governed by the Plan, and the Participant agrees that he will be bound by all of the terms and conditions of the Plan.  Moreover, by participation in the Plan, Participant shall only be entitled to participate in distributions by the Company, as determined by the Board of Directors of the Company.

2)

Grant Date.  The Grant Date of the Options granted under this Agreement is November 1, 2016.

3)

Exercise Price. The exercise price of each Option shall be determined by the Board of Directors of the Company, but shall not be greater than the price per share registered in the initial registration statement on Form S-1 filed by the Company following the date hereof.

4)

Vesting. The Options granted under this Agreement shall vest according to the following schedule:

a)

800,000 on the Grant Date, described above; and

b)

200,000 annually, on the Grant Date, for six (6) years.

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

Name and Position	Address	Shares Owned	Percent of Class(1)
Shah Mathias, Founder, Head of Mergers and Acquisitions and Business Development, and non-board member	2575 Eastern Blvd York, PA 17402	928,200,000	85.5%
James Becker, Director, President	85 Sheldon Dr Red Lion, PA 17356	4,400,000(3)	*
Steve Trout, Director, Secretary; Treasurer	124 Nina Dr York, PA 17402	4,500,000(3)	*
J. Harold Hatchett III, Chief Financial Officer & Director	7706 Firethorne Creek Ct Spring, TX 77389	2,000,000(3)	*
Shahjahan C Mathias, Director	124 Nina Dr York, PA 17402	4,400,000(3)	*
Donald Williams, Director	2405 Whitehass Circle Winter Park, FL 32792	4,400,000(3)	*
Keith Doyle, Director	1755 St John's Church Rd Concord, NC 28025	4,000,000(3)	*
Suhail Matthias, Director	Essex SS7 1QB United Kingdom	4,440,000(3)	*
Ronald N. Silberstein, Chief Operating Officer & Director	20750 Civic Center Dr. Suite 418 Southfield, MI 48076	2,000,000(3)	*
Robert Todd Reynold, Chief Risk Officer & Director	2647 Fairway Dr. York, PA 17402	5,084,000(3)	*
Debra A Mathias, Chief Executive Officer & Director	1038 Woodridge Rd Red Lion, PA 17356	4,100,000(3)	*
John W Thompson Jr General Counsel & Director	1760 Felton Road Felton, PA 17322	2,010,000(3)	*
James D Kingsborough Director	6 Wellington Ct. Carlisle, PA 17013	4,268,000(3)	*
Total Shares Officers/Directors		41,602,000	3.83%

* Less than 1%

(1) Based on 1,150,247,802 shares of common stock outstanding.

(2) Assumes all shares offered by the beneficial owners and management are sold.

(3) Directors have the ability to acquire up to 2,000,000 shares as referenced in the 2015 Equity Incentive Plan and 1,000,000 shares are available as of this Registration Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Steve Trout, Secretary/Treasurer and a director, is the brother-in-law of Shah Mathias, Founder, Head of Mergers and Acquisitions and Business Development, and non-board member of the Company. Debra A. Mathias is the ex-wife, Shahjahan Mathias is the brother, and Suhail Matthias is the cousin, of Shah Mathias.

Related Companies

Shah Mathias has organized and established three nonprofit corporations – Hi Speed Rail Facilities Inc., Hi Speed Rail Facilities Provider Inc., and Global Transportation Infrastructure Development and Finance Authority and was an independent consultant of a fourth nonprofit (ATFI) for the purpose of facilitating the development of the transportation systems. ATFI, under legislation and Internal Revenue Service code section 63-20, is required to turn over assets to the governmental sponsor upon bond defeasance. The three nonprofits other than ATFI have the discretion to turn over the infrastructure projects to a state or governing body having jurisdiction after the indebtedness has been paid. The nonprofits that Mr. Mathias has created are no. 2, no. 3, and no. 4 below:

1) Alabama Toll Facilities, Inc. (ATFI)

2) Hi Speed Rail Facilities, Inc. (HSRF)

3) Hi Speed Rail Facilities Provider, Inc. (HSRFP)

4) Global Transportation Infrastructure Development and Finance Authority

The following information describes the contractual relationships between the Company, the non-profits and related entities for different types of project packages:

The Alabama Toll Road project: This project was granted to ATFI a non-related entity, through legislation, the rights to construct a 357 mile toll road in the State of Alabama. As more particularly described in the general information section of the registration statement. Prior to formation of the Company Mr. Mathias acting as CEO of Penndel Land Co. entered into contract to construct the ATFI roadway for fee. (The financing will be implemented upon ATFI sponsoring a bond offering to raise capital to build the roadway.)  Mr. Mathias as CEO of Penndel Land Co. later assigned the construction contract with ATFI to Global Transportation and Infrastructure, Inc., a wholly owned subsidiary of Ameri Metro for a fee. The Penndel Land Co. accepted and reserved unto itself all ancillary development along the Alabama Toll Road project. The Penndel Land Co. later assigned the construction contracts to all future development that is ancillary to the toll road, to one or more of the related entities that Mr. Mathias established, for fee of one dollar.

The related entity(s) are under contract with the Company to act as Master General Contractor by way of “Master Agreements for Construction for Related Entities” (material aspects of that agreement were disclosed earlier in this Registration Statement) to build out the ancillary development for fee. The Company then will act according to its own business model to provide Master Construction Services and Master Consulting Services working with one or more of the related non-profits for issuing of bonds and will work with well-established construction management, engineer, architectural firms and established construction firms in the United States to build out the ancillary development for the related entity(s), as disclosed in the General Information Section of this Registration Statement. Upon the debt being paid back in full the related entity will own the ancillary project. Under certain Opportunities License Agreements and contracts with for profit related parties, the Company will be entitled to twenty five percent of the profit sharing as part of the post construction revenue from business operations. The Company will also receive through “Master Consulting Agreements” a fee from the bond proceeds for consulting for the related entity(s).

Private Entity projects other than ATFI, will be negotiated and contracted by one or more of the related entity(s) who will then engage financing mechanism through one of the related non-profits to build out the project. The related entity is under contract with the Company to act as Master General Contractor by way of “Master Agreements for Construction for Related Entities” (material aspects of that agreement were disclosed earlier in this Registration Statement) to build out the project for fee. The Company then will act according to its own business model to provide Master Construction Services and Master Consulting Services working with one or more of the related non-profits for funding and will work with well-established construction management, engineer, architectural firms and established construction firms in the United States to build out the project for the related entity(s) State or Private Entity client. Upon the debt being paid back in full the related entity will own the project in the case of a State project and it may or may not own the project in the case of a private entity project. In all cases the related entity(s) will accept and reserve all ancillary development unto itself. The Company then will act according to its own business model to provide Master Construction Services and Master Consulting Services working with one or more of the related non-profits for funding and working with well-established construction management, engineer, architectural firms and established construction firms in the United States to build out the ancillary development for the related entity(s) as disclosed in the General Information Section of this Registration Statement. Upon the debt being paid back in full the related entity will own the ancillary project. Under certain Opportunities License Agreements and contracts with for profit related parties, the Company will be entitled to twenty five percent of the profit sharing as part of the post construction revenue from business operations. The Company will also receive through “Master Consulting Agreements” a fee from the bond proceeds for consulting for the related entity(s).

Shah Mathias, Founder, Head of Mergers and Acquisitions and Business Development, and non-board member of the Company, has established the following related entity(s) and related non-profits to feed work to the Company and assume all liability for debt incurred.  The Company will also manage for fee all revenue producing projects upon the debt being paid in full.

None of these companies has any operations or any revenues at this time.

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

7) Port De Claudius, Inc. designed to handle sea container and port operations.

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

Footnotes:

1. Penndel Land Co. is 100% owned by Mr. Mathias, the Company has no ownership of shares in this related entity

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firms of GBH CPAs, PC and Weinberg & Baer LLC for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	31-Jul-16	31-Jul-17

GBH CPAs, PC	$ –	$ 39,000
Weinberg & Baer LLC	$11,000	$11,600

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended July 31, 2017 and 2016.

The Company currently have an audit committee serving and have started accruing salaries beginning January 1, 2017. The total amounts accrued to year-end July 31, 2017 is $270,000. The audit committee will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  The Company does not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Company has issued the following securities in the last three (3) years. All such securities were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below.

Item 3.   EXHIBITS

3.1

Articles of Incorporation (filed with the Form 10 November 9, 2011)

3.2

Amended by-laws (filed as part of the Form 8-K/A filed January 18, 2013)

3.3

Cert. of Amendment Cert. of Incorporation of Ameri Metro

5.1

Opinion of Counsel on legality of securities being registered

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

10.5

Alabama Indenture Agreement (filed as part of the Form 8-K/A filed January 18, 2013)

10.6

High Speed Rail Indenture Agreement (filed as part of the Form 8-K/A filed January 18, 2013)

10.7

Damar Agreement (filed as part of the Form 8-K/A filed January 18, 2013)

10.8

Agreement For Construction

10.9

Assignment Agreement For Construction

10.10

Payment Agreement to Penndel Land Co

10.11

Ameri Metro Inc. / HSR Tech Inc. Licensing of Intellectual Property Agreement

10.12

HSR Tech LOI Tech Use Agreement

10.13

Opportunity License Agreement Entities

10.14

Master Agreement for Construction Nonprofits

10.15

Master Agreement for Construction Entities

10.16

Consulting Agreement HSRFP Inc.

10.17

Consulting Agreement HSRF Inc.

10.18

Company Founder Emp. Agreement

10.19

Directorship Agreement

10.20

Letter of Intent for Port Trajan property (filed with the Registration Statement on Form S-1 filed June 13, 2013)

10.21

Port De Ostia Inc. Agreement GTI

10.22

C-Bar Marshall Rebar Agreement

10.23

Ameri Metro & Jewell LOI

10.24

Master Consulting Agreement

10.25

Master Trustee Agreement

10.26      2015 Executive Incentive Compensation Program

10.27      Establishing the Compensation Committee

10.28      Amendment to Payment Agreement Penndel Land Co.

10.29      Amendment to HSR Technologies Inc. Payment Agreement

10.30      Amendment to Damar TruckDeck LLC Payment Agreement

10.31

TEMS consent form letter

23.1

Consent of Accountants

23.2

Consent of Counsel (included in Exhibit 5.1)

99.1

ProAdvisor Valuation report, dated November 1, 2016 (filed as Exhibit 99.1 to the registration statement on Form S-1, filed on November 23, 2016, and incorporated herein by reference)

99.2

ProAdvisor consent letter

99.3

June 12, 2012 Agreement and Plan of Reorganization (filed as part of the Form 8-K/A filed January 18, 2013)

99.4

Alabama Legislative Act 506 (filed as part of the Form 8-K/A filed January 18, 2013)

99.5

Form of subscription agreement for sale of the shares (filed with the Registration Statement on Form S-1 filed June 13, 2013)

99.6

Intended use of Master Trust Indentures

99.7

Florida Alabama TPO Bond Indenture

99.8

Alabama Toll Road Bond Indenture

99.9

Appalachian Region Commission Bond Indenture

99.10

Atlantic Energy & Utilities Bond Indenture

99.11

High Speed Rail Projects Bond Indenture

99.12

Port Freeport & Brazoria Fort Bend Rail District Bond Indenture

99.13

High Speed Rail & Ancillary Projects Bond Indenture

99.14

Port of Ostia Inc. @ KSJM International Airport Inc. Bond Indenture

99.15

Portus De Jewel Mexico Bond Indenture

99.16

KSJM International Airport Inc. Bond Indenture

99.17

HSR Freight Line Inc. / Phila. Port Bond Indenture

99.18

HSR Freight Line Inc. Bond Indenture

99.19

HSR Passenger Services Inc. Bond Indenture

99.20

HSR Technologies Inc. Bond Indenture

99.21

Malibu Homes Inc. Bond Indenture

99.22

Platinum Media Inc. Bond Indenture

99.23

Port De Claudius Inc. & Port Trajan of Pa. Bond Indenture

99.24

Panama Canal – Alabama Port Partnership

99.25

Lord Chauffeurs Inc. – Business Jet Center @ KSJM Airport Bond Indenture

99.26

HSR Freight Line Inc. & HSR Passenger Services Coast to Coast Rail Bond Indenture

99.27

New York – Washington Rail Bond Indenture

99.28

Ann Charles International Cargo Airport Bond Indenture

99.29

Texas International Trade Corridor Bond Indenture

99.30

Virginia Crescent Line Rail Bond Indenture

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2018	By: Robert Choiniere /s
Chief Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME

OFFICE

DATE

Debra Mathias /s

Director

August 9, 2018

James Becker /s

Director

August 9, 2018

Shahjahan C. Mathias/s

Director

August 9, 2018

Donald E. ("Nick") Williams, Jr. /s

Director

August 9, 2018

Suhail Matthias /s

Director

August 9, 2018

Steve Trout /s

Director

August 9, 2018

Robert Todd Reynold /s

Director

August 9, 2018

Keith A. Doyle /s

Director

August 9, 2018

James Kingsborough /s

Director

August 9, 2018

John Thompson /s

Director

August 9, 2018