Form 10-K
period 2018-07-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2019-10-15
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

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

Common Stock, $0.000001 par value per share

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

[ X ] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months  (or for such shorter period that the registrant was required to submit such files).

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

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ]	Smaller reporting company [X]
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

$0

Indicate the number of shares outstanding of each of the registrant's classes of preferred stock and common stock as of the latest practicable date.

Class	Outstanding at October 15, 2019

Preferred Stock, par value $0.000001	1,800,000 shares
Class A Common Stock, par value $0.000001	1,600,000 shares
Class B Common Stock, par value $0.000001	1,062,522,134 shares
Class C Common Stock, par value $0.000001	48,000,000 shares
Class D Common Stock, par value $0.000001	48,000,000 shares

AMERI METRO, INC.

TABLE OF CONTENTS

INDEX

Page
PART I	4
ITEM 1. BUSINESS	5
ITEM 2. PROPERTIES	37
ITEM 3. LEGAL PROCEEDINGS	37
ITEM 4. MINE SAFETY DISCLOSURES	37
PART II	38

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	38
ITEM 6. SELECTED FINANCIAL DATA	38
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	38
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	43
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	59
ITEM 9A. CONTROLS AND PROCEDURES	59
PART III	60
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE	60
ITEM 11. EXECUTIVE COMPENSATION	64
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	69
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	70
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	71
PART IV	70
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	70

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

The information contained in this Form 10-K is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in our Quarterly Report, and this Annual Report on Form 10-K for the year ended July 31, 2018 and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Since its incorporation, the Company has developed its business plan, appointed officers and directors, engaged initial project consultants, and had meetings with certain agencies and groups related to potential future projects.  Presently, the Company has not physically started any of the projects disclosed in our business plan section. However, as disclosed in the “Current Potential Projects” section, the Company has entered into agreements with related and non-related parties. The Company will start these projects once capital is raised. The Company’s business model and proceeds raised from financings will allow the Company to begin the ATFI Roadway and Port Trajan project as well as other current potential projects.

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

Hi Speed Rail Facilities Provider, Inc. (HSFP)

(A Related Party)

4.

Global Infrastructure Finance & Development Authority (GIF&DA)

(A Related Party)

These three non–profit related entities will play a vital role in financing. The non-profits statutes provide a vehicle to issue bonds and help secure infrastructure potential projects. The non-profit entities have the discretion to turn over the infrastructure of potential projects to the state, or the governing body after it has successfully developed and paid for the potential projects.

With the funding raised from financings, the Company will then be able to consult the end users, related and non-related entities, and non-profits (who will sponsor bond offerings to fund the projects) and to contract with one or more of the largest construction firms in the United States who will carry out the actual construction management on the large projects we plan on building. The Company does not have the work force, nor expertise to perform the actual physical work from start to finish. However, the Company anticipates engaging the largest construction management and construction firms in the industry, such as AECOM, to meet the project’s needs.  AECOM, as noted in its filings with the SEC, has over thirty years of experience undertaking similar projects and produced $20 billion in revenue in 2018. They operate with a capacity of 87,000 employees, and provide planning, consulting, architectural, and engineering design services to commercial and governmental clients across 7 continents. AECOM also offers construction services, including building construction and energy, infrastructure and industrial construction. In addition, they can provide program and facility management which entails maintenance, training, logistics, consulting, technical assistance, systems integration, and information technology services.

The Company anticipates these firms will want to be involved due to the scale of each project the Company has under contract, and those potential projects the Company can engage in as a result of their relationship with the non-profit entities.

The Company also believes the economic studies performed by TEMS will confirm that the cost of the projects will be supported by the usage and revenues generated by the project. This will allow the Company, and the associated construction firms contracted with, to sustain profit. The types of projects the Company is proposing to build have generally been successful in the United States over the last 200 years and will attempt to improve the way passengers and freight are transported around the United States.

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

Pursuant to the executed agreement with ATFI, “Assignment Agreement For Construction,” GTI will act as the consultant for such a toll road, including implementation of the financing mechanism for the design, planning, engineering and related costs for its construction, and to engage in the construction of freight transportation and related transportation projects by contracting with some of the largest construction firms in the industry. ATFI is a non-related entity, and along with other related entity projects that are supported by the ATFI 357 mile toll road in Alabama, the Company intends to act as the conduit to bring the ATFI toll roadway to completion. The ATFI toll roadway and other related potential projects stemming from the ATFI toll roadway project, are at different stages, of a six-stage process supported by agreements and contracts.

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

5.

Raise Capital through Bond Financing and/or Company stock offerings or other borrowings

6.

Management of the physical construction as a general contractor

The Company’s current list of potential project opportunities is contained in the Business Plan Section. The common thread with all these future opportunities is that the Company has not yet started Stage 5 or Stage 6, but continues to spend time, effort, and resources to advance each current potential project. Each current potential project requires the raising of capital, which we expect to be accomplished through one or more of the non-profit entities mentioned on the previous page.

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

Trade and Transportation Corridors following the Expansion of the Panama Canal

Seattle
WA
MT
ND
MN
OR
ID
SD
WY
NE
IA
WI
MI
ME
VT
NY
Boston
CT RI
PA
NJ
New York
OH
IL
IN
MD
Baltimore
WV
VA
Norfolk Harbor
KY
NV
UT
CO
KS
MO
CA
Oakland
OK
TN
NC
AR
SC
AZ
NM
Long Beach
Yuma
MS
AL
GA
Savannah
TX
Houston
LA
Portus De Jewel
New Orleans
Freeport
Corpus Christi
FL
Miami
Mexico
Water Depth
50 ft
47 ft
45 ft
Ameri Metro Development Ports
Baltimore
Mobile
Freeport
Yuma
Existing Deepwater Ports
New York
Norfolk
Savannah
LA/LB
Seattle

The Company’s first current potential project “Port Trajan” is directly connected to our current Alabama port potential project “Port De Claudius, Inc.” through the new Alabama Toll Road (“ATFI”) connecting to Route 81 in Knoxville Tennessee, which today is a major shipping corridor from Tennessee to Maine with South Central Pennsylvania (the location of Port Trajan) becoming one of the current distribution locations for the north east. We believe that the ports of Mobile and Baltimore, each with 50 feet of water depths, stand to be the ports used in making cargo movement to the north east corridor more efficient as the size of cargo ships continues to increase. These ports, based on studies performed by TEMS, have the ability to be deepened and the cost to do so will be offset by the economic impact they create according to studies performed to date by TEMS.

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

The Company’s management team has recognized the need for a solution to limit the financial burden on governments and taxpayers alike. The Company plans to use Private Public Partnerships to fund some or all of the capital requirements for the current potential project opportunities. The Company’s use of proceeds from the offering will potentially make it possible for the Company to fulfill its consulting agreements with ATFI and Related Parties to begin immediately the feasibility studies and investment grade studies needed to officiate the bond offerings, specifically for the “Port Trajan” current potential project as detailed in the “current potential project” section.

Once TEMS completes feasibility and environmental studies, it will be the Company’s goal, through the financial markets to raise capital from bond offerings.

In order to support the functionality of financial structure between the end user, whether public or private, and the non-profit, whether related or non-related, Shah Mathias created the sixteen related entities listed below of which the Company owns 25% of each via non-voting common shares, with the remaining 75% (and 100% voting control) owned by Mr. Mathias. The Company acting in its Master Consulting role will be the conduit between one or more of nine related entities who will secure by contract the project from the end user and approach the non-profits for bond offering of the project. The construction management services will be performed by one or more of the largest construction management firms in the United States by utilizing existing well-established construction firms in or near the project location to perform the physical work on each project. The Company’s consulting staffing needs are already in place and any additional needs can be met easily. Once a project is started, the consulting management team of the Company would rely heavily on the work force of some of the largest construction management firms in the country. The seventeenth related entity, HSRF Trust, was created to place the bond offering revenue in trust managed by agreements with ING (now Voya).

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

1) HSR Freight line, Inc. This company will handle all services related to the use of track time, train sets leases and freight forwarding services. HSR Freight Line, Inc. intends to offer high speed rail, freight forwarding and parcel handling services to existing national and global carriers. As opposed to independently developing a freight corridor, carriers will be able to lease train sets with their trade logos and slogans in their own color schemes at various rates depending on the time frames, in addition to toll fees for track time. The Company interfaces with the entity in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

2) HSR Passenger Services, Inc. This company will handle all ticketing, booking, reservations, food & beverage services, hotel booking and car rental booking services. HSR Passenger Service Inc. will offer concession space at the travel plazas, technology parks and develop motels, hotels, fast food restaurant establishments and convenience stores. The Company interfaces with the entity in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

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

C.

The airline industry is congested throughout existing terminal space. The proposed KSJM International Airport in Alabama will offer services to eliminate burden on existing terminal space for airline carriers. Federal Aviation Administration (FAA) certified inspection stations will service the airline industry. This company will also provide marine services, oil platforms and petro chemical industry services due to proximity to the Gulf of Mexico.

The Company interfaces with the entity, in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

4) HSR Logistics, Inc. This company will handle coordination, delivery and movement of all machinery equipment, material goods and will operate all warehousing facilities.

The Company interfaces with the entity in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

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

The Company interfaces with the entity in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

6) Port of Ostia, Inc. This company will handle foreign and domestic Air Cargo, and while supporting ground services such as freight forwarding services will be provided by HSR Freight Line, Inc. and air and ground logistics will be provided by HSR Logistics, Inc. The Company interfaces with the entity in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

7) Port of De Claudius, Inc. This company will handle foreign and domestic inbound / outbound sea container inland port operation and warehouse distribution center. The Company interfaces with the entity in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

8) Atlantic Energy & Utility Products, Inc. This company will provide electric, gas, water, sanitary sewer service, trash removal, cable TV, Dish network and internet services. Petroleum products and services will also be provided during and after construction, along with fuel services on the toll road, all industrial and technology parks, including the airport, inland ports and incoming and outgoing vessels. The Company interfaces with the entity in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

9) Malibu Homes, Inc. This company will provide residential home building services. The Company interfaces with the entity, in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

10) Ameri Cement, Inc. This company handles all cement needs for building (357 miles four lane) Alabama Toll Road "ATFl” and others future projects. The Company interfaces with the entity in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

11) Lord Chauffeurs LID. This company operates all passenger ground transportation car service for passengers such as limo and taxi, as well as the corporate jet center. The Company interfaces with the entity in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

12) Penn Insurance Services LLC. This company provides all insurance services to all entities and risk management services for all entities, but not limited to the entities. The Company interfaces with the entity in three separate stages:

Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

13) Cape Horn Abstracting. This company provides all-land title examination services for all entities to insure against any pre -closing and post-closing claims of ownership or deed restriction. The Company interfaces with the entity in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

14) Eastern Development & Design, Inc. This company provides all civil engineering and architectural services with strong cost control measures thereby reducing engineering and architectural cost over runs. The Company interfaces with the entity in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

15) Slater & West, Inc. This company provides contract administration services and handles all work force human resource matters, including background checks, loss prevention services, vendor invoice verification against goods and services provided, and to clear invoice for payment. The Company interfaces with the entity in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

16) Platinum Media, Inc. Designed to provide all media related services. The Company interfaces with the entity in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

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

The Company will engage TEMS to provide feasibility and investment grade studies, engage some of the largest construction management firms in the United States, and locate well-established construction contractors and manufacturers to provide cost estimates on completing the current potential projects. The Company in its Trade and Transportation corridors will use technology well known to US contractors, however, because highspeed rail travel is already inplace in much of Europe and Asia, the Company anticipates working with European companies to furnish the highspeed rail equipment, such as locomotives and passenger cars.

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

The two related non-profit entities created for Trade and Transportation and High Speed Rail projects are:

Hi Speed Rail Facilities, Inc.

In 2010, the Company entered into an agreement with HSRF (one of the Company's related non-profit companies) Pursuant to the agreement, the Company will be responsible for the construction of projects while the non-profit will be responsible for financing the construction and operating various high speed rail and related projects across the United States. HSRF is designed to focus on the building of train tracks and stations.  Pursuant to the agreement between the Company and HSRF, the Company will act as the agent and representative of HSRF to perform all required tasks and actions to develop and construct such projects by utilizing a large well-established construction management firm. The Company anticipates that having this agreement in place and by having HSRF already organized will expedite the process of commencing a project once the Company raises funds. Material aspects of the agreement are presented below in the “Business Plan” section.

Hi Speed Rail Facilities Provider, Inc.

In 2010, the Company entered into a written agreement with HSRFP (one of the Company's related non-profit companies). The Company will be responsible for the construction of projects while the nonprofit will be responsible for financing construction and operating various high speed rail and related projects across the United States. Pursuant to the agreement, the Company was appointed as the agent and representative of HSRFP to perform all required tasks and actions to develop and construct such projects by utilizing a large well-established construction management firm. HSRFP was organized to provide a vehicle to issue bonds and help secure infrastructure projects for the Company, focusing on facilities ancillary to the high speed rail, such as rail yards, rail assembly plants maintenance facilities. The Company anticipates that having this agreement in place and by having HSRF already organized will expedite the process of commencing a project once the Company raises funds. Material aspects of the agreement are presented below in the “Business Plan” section.

ING Investment Management

Each of the non-profits has entered into an investment management agreement with ING Investment Management (“ING”) whereby ING will manage any funds raised in bond offerings and provide investment advisory services.  This non-binding agreement would only take effect upon the raising of revenue bonds, which to date has not occurred.  ING would serve to invest, reinvest and supervise the management of any such funds raised, for any project in the future, while such funds were held in an investment account and until use for the intended funds are needed for project purposes. The Company and the non-profits have not commenced raising funds through any bond offerings.

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

The Company has been in joint meetings with related entities and private, public municipalities and regional governmental agency end users concerning current potential projects that have had studies completed in differing stages. The Company and related entities met with and made presentations to these parties. The scope of work associated with current potential projects consist of development relating to sea ports, airports, rail corridors, toll roads, inland ports, intermodal facilities, sewer, water and power grids, all being anticipated to be revenue producing projects. However for the Company to proceed on any of these current potential projects, a substantial amount of capital must be raised through officiating bond funding through one or more of the related and non-related non-profits. The following is a result of meetings and negotiations over the last 6 years, bringing the Company to the stage of raising capital to operate and fulfill its business objectives. The result of our activities over the years are the current potential projects listed below.

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

The Company was unable to meet the deposit requirements of the Jewel Real Estate 10-86 Master LLLP related party contract, and so in November 2013 the deposit requirements were amended to require a cash deposit of $1,000 to hold the purchase option open for the Company until a bond offering is acquired.  Future plans are to issue in excess of 10,000,000 shares of common stock to aid funding the land purchase. As of January 31, 2016, the $1,000 deposit requirement outlined above, has been deposited on this contract.

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

The estimated cost for both Phases is Two Billion Dollars ($2,000,000,000) at cost plus forty percent (40%), and plus two percent (2%) for the increase in inflation regardless of the cost to the Company to perform the required services. In no event will the profit to the Company from the amount paid by PDC be less than Eight Hundred Million Dollars ($800,000,000). A mobilization fee of $2,729,514 shall be due and payable by PDC to the Company upon the closing of Bond offering for Phase One. The cost of Phase One is $950,000,000 and the net Phase One revenue to the Company shall be $66,719,514. We are identifying Port Trajan as the priority project that will provide the capital to begin investment grade studies for other current potential projects. Economic and environmental studies performed by TEMS will be paid for by profits of the Company from Port Trajan. These funded studies will then lead to officiating a bond offering through one of the related non-profits on behalf of one of the related entities in the Company’s role as consultant, awarding the work to a one or more of the largest construction and construction management firms. There are currently no contractual agreements with any of these firms. However, agreements could be put in depending upon the firm’s years of experience, work force, and proven processes and systems. It is our opinion that large construction and construction management firms will welcome the opportunity to be awarded these projects.

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

Port Trajan Project

The Port Trajan project is a transportation project located in the Antrim Township, Greencastle, Pennsylvania on the Interstate 81 corridor and the railroad. The railroad, or "Crescent Corridor", is an existing 2,500 mile network of rail and terminals.  An intermodal facility is an existing active rail-truck facility in this corridor and the State of Pennsylvania that provided forty six million dollars of the one hundred million dollars that developed this facility. This intermodal facility is an existing facility, and Port Trajan will be enhancing this shipping corridor by fulfilling its development objective. Port De Claudius, Inc. intends to develop 2,700 acres of land next to this corridor, which has been designated the “Port Trajan Project”. Port De Claudius, Inc. an affiliate entity, anticipates that it will construct a distribution center consisting of 5 terminals, and a rail line between the main rail tracks to the highway for the transition of shipping containers from the rail line to waiting trucks.  The distribution center will provide the facility for repackaging the shipments, to be transported to the final destination by truck, by constructing over time, up to thirty million square feet of warehouse space on 2,700 acres. The 2,700 acres is part of the January 9, 2013 letter of intent with Jewel Real Estate 10-86 Master LLLP a related party. The permitting for 4.2 million square feet of warehousing to be built on part of the 2,700 acres is ready to be issued.

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

A Master Trust Indenture through Global Infrastructure Finance & Development Authority, Inc., with the cooperation of HSRF Statutory Trust, as trustee relating to Port De Claudius, Inc., trading as Port Trajan of Pa., can offer to raise $8,000,000,000 billion of revenue bonds. The Company plans to act as Consultant awarding the general contractor scope of work to an existing, well established firm as the horizontal and vertical site improvements general contractor for Port De Claudius, Inc.

The Company intends to assist to begin bond offerings relating to the project. The Company will also work with its transportation consultant, TEMS, to complete within the ninety day period, an investment grade study that will make it possible through bond rating agencies, to officiate a bond offering for this project. To date no money has exchanged hands related to this transaction.

The Company’s contractual role, after any assignments of any agreements involving the entity, is still in full force and effect, related to both the “Master Agreement For Construction” and “Consulting Agreement” described above within the “Business Plan”. To clarify for purposes of this project, Port De Claudius Inc. and Port of Ostia, Inc. are related entities for this project.

The Company will engage contractors by paying the mobilization fees to declare the contractors in the bond offering, pay for feasibility studies and investment grade studies, bond rating agency fees and also pay for the performance bond to insure the completion of the construction to protect the bond holders.

The Company will receive compensation from the bond proceeds at bond closing to reimburse the Company for its initial capital investment into the project. The Company will than realize revenue to sustain its continued growth and ability to get other projects started by using its revenue as initial capital investment while always being reimbursed from the bond proceeds that follow other projects. As discussed earlier the sources of realized revenue for the Company are as follows: Construction Management fees, Consulting Fees, and twenty five percent profit sharing from each of the related entities who are responsible for contracting by agreement. The Company will oversee the well-established firm awarded the contract while they perform all scopes of work on the related entity(s) behalf for each project they secure.

The Company is not in the real estate development business, it is a Super General Contractor and consultant to related and non-related parties for a fee, and partner with each related entity receiving twenty five percent profit sharing per project. In this project the Company will work for Port De Claudius, Inc., an affiliate entity, and engage some or all of the other affiliate entities to act as project overseers /managers for the project, putting out for bids and awarding local, well-established national and international firms to perform each specific scope of work on the project, ensuring it is completed on time and within budget. This also includes all of the following current potential projects.

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

Current Potential Project 2

Alabama Toll Road-Mobile Trade and Transportation Corridor (ATFI Alabama Toll Road Facility Inc.)

The Company’s current project “Port Trajan” is directly connected to our current Alabama port project “Port De Claudius, Inc.” through the Alabama Toll Road Inc. (ATFI) project, connecting to Interstate 81 in Knoxville Tennessee Interstate 81is a major shipping corridor from Tennessee to Maine, and South Central Pennsylvania (location of Port Trajan) is now operating as one of the distribution locations for the northeast. The port of Mobile and Baltimore with 50 foot water depths stand to be the ports used in making cargo movement to the northeast corridor more efficient as the size of cargo ships continue to increase. These ports have the ability to be deepened and the cost to do so will be offset by the economic impact they create, according to studies performed by TEMS.

As its first step, Alabama Toll Facilities, Inc. (ATFI) was created and obtained status as a nonprofit corporation pursuant to Section 501(c)(3) of the Internal Revenue Code.  As a nonprofit corporation, ATFI is allowed to officiate bond offerings in order to finance the cost of acquisition and construction and equipping of the toll road project, Alabama Toll Road.

In 2007, the toll road project was presented to the Alabama legislature which on June 7, 2007, adopted Act no. 2007-506 entitled "Expressing Support for the Alabama Toll Road Project".  This Act stated that it recognized the need to utilize other financial resources to meet the needs of that highway and other infrastructure items such as that offered by ATFI. The Act urged approval of the bonds offered by ATFI as special revenue bonds with the project eventually vesting to the state upon retirement of the bonds.  The Act further supports designating ATFI as the exclusive entity for creation and development of the toll road project. ATFI has full approval by the state of Alabama to officiate the bond offering.

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

10.

Design built Outdoor Advertisements, Signage;

11.

Design built Natural Gas Pipelines & Distillate Pipelines;

A recent preliminary analysis by TEMS suggested that the toll road would become part of a Mobile Trade and Transportation Corridor because of the opening of the Panama Canal, and because Mobile is one of the only two Gulf Ports that can facilitate the large container vessels that need 50 feet of water. As a result, an evaluation should be made of extending the corridor north along the west side of the Appalachian Mountains, (potential project-Appalachian Regional Commission) a region that is today served by West Coast Ports. To assist the Company in completing an investment grade study for the corridor, the following research/review team has been assembled to assess the analysis by Transportation Economics & Management Systems, Inc. (TEMS).

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

The Company will introduce the bond offerings relating to the project. The Company will also work with its transportation consultant, TEMS, to complete, within the ninety-day period, an investment grade study that will make it possible, through bond rating agencies, to officiate a bond offering for this project. To date no money has exchanged hands related to this transaction. The Company’s contractual role, after any assignments of any agreements involving any related entity, is still in full force and effect, related to both the “Master Agreement For Construction” and “Consulting Agreement” described above within the “Business Plan”. To clarify ATFI is a nonprofit non-related party to the Company and Global Transportation Inc. is a wholly owned subsidiary of the Company.

The Company will engage a large construction firm as identified earlier. The Company through use of proceeds identified in Operating Capital Reserves will pay the mobilization fees to declare the contractors in the bond offering, pay for feasibility studies and investment grade studies, bond rating agency fees and also pay for the performance bond to insure the completion of the construction to protect the bond holders.

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

ARC investments in infrastructure have helped reduce the Region’s isolation, spur economic activity, and improve public health and safety. In order to compete in the global economy, Appalachia must continue to develop and improve the infrastructure necessary for economic development, including broadband and telecommunications; basic infrastructure, such as water and wastewater systems; diversified energy; housing; and transportation, including the Appalachian Development Highway System (ADHS). ARC will also support investments in multi-modal transportation systems that strengthen connections to regional, national, and global markets.

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

The Company will introduce the bond offerings relating to the project. The Company will also work with its transportation consultant, TEMS, to complete, within the ninety-day period, an investment grade study that will make it possible, through bond rating agencies, to officiate a bond offering for any project ARC would like to undertake. To date no money has exchanged hands related to this transaction. The Company’s contractual role, after any assignments of any agreements involving the entities, is still in full force and effect, related to both the “Master Agreement For Construction” and “Master Consulting Agreement” described above within the “Business Plan”. To clarify for purposes of this project, HSR Freight Line Inc. and HSR Passenger Services Inc. are the related entities & Global Infrastructure Finance & Development Authority, Inc. a non-profit related to the Company.

The Company will engage a large construction firm as identified earlier. The Company through use of proceeds identified in Operating Capital Reserves will pay the mobilization fees to declare the contractors in the bond offering, pay for feasibility studies and investment grade studies, bond rating agency fees and also pay for the performance bond to insure the completion of the construction to protect the bond holders.

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

The Company will introduce the bond offerings relating to the project. The Company will also work with its transportation consultant, TEMS, to complete, within the ninety-day period, an investment grade study that will make it possible, through bond rating agencies, to officiate a bond offering for this project. To date no money has exchanged hands related to this transaction. The Company’s contractual role, after any assignments of any agreements involving any affiliate entities, is still in full force and effect, related to both the “Master Agreement For Construction” and “Consulting Agreement” described above within the “Business Plan”. To clarify for purposes of this project, Hi Speed Rail Facilities, Inc. a nonprofit entity related to the Company will work with the state of Georgia on this project.

The Company will engage a large construction firm as mentioned earlier. The Company through use of proceeds identified in Operating Capital Reserves will pay the mobilization fees to declare the contractors in the bond offering, pay for feasibility studies and investment grade studies, bond rating agency fees, and also pay for the performance bond to ensure the completion of the construction to protect the bond holders.

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

The Company will introduce the bond offerings relating to the project. The Company will also work with its transportation consultant, TEMS, to complete, within the ninety-day period, an investment grade study that will make it possible, through bond rating agencies, to officiate a bond offering for this project. To date no money has exchanged hands related to this transaction. The Company’s contractual role, after any assignments of any agreements involving any affiliate entities, is still in full force and effect, related to both the “Master Agreement For Construction” and “Master Consulting Agreement” described above within the “Business Plan”. To clarify for purposes of this project, HSR Passenger Services Inc. a related entity of the Company while Global Infrastructure Finance & Development Authority, Inc. a non-profit entity related to the Company will work with Florida-Alabama TPO on this project.

The Company will engage a large construction firm as identified earlier. The Company through use of proceeds identified in Operating Capital Reserves will pay the mobilization fees to declare the contractors in the bond offering, pay for feasibility studies and investment grade studies, bond rating agency fees and also pay for the performance bond to insure the completion of the construction to protect the bond holders.

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

The Company will introduce bond offerings relating to the project. The Company will also work with its transportation consultant, TEMS, to complete an investment grade study that for officiating a bond offering for this project. To date, no money has exchanged hands related to this transaction. The Company’s contractual role related to both the “Master Agreement For Construction” and “Master Consulting Agreement” as described in the “Business Plan” section is still in full force and effect after assignments of agreements involving related entities, if any.

The capital raised from the offering will be used as the initial capital investment in the Yuma Arizona Intermodal Port project to engage a large construction firm as mentioned earlier, pay the mobilization fees to declare the contractors in the bond offering, pay for feasibility studies and investment grade studies, bond rating agency fees and also pay for the performance bond to ensure the completion of the construction to protect the bond holders.

Pursuant to the Master Consulting Agreement, the Company will receive compensation from the bond proceeds at bond closing to reimburse the Company for its initial capital investment into the project. Other sources of revenue include management fees from the Master Agreement for Construction and  twenty-five percent profit sharing from each of the related entities.  With the revenue recognized by the Company, the Company will then be able to sustain its continued growth and to commence other potential projects.

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

The airfield component of the commercial airport has been envisioned to accommodate the next generation’s mega-sized aircraft. Many airports around the world are finding it difficult to handle the largest aircraft that are currently in service, such as the Airbus A380. Most of the existing airports around the world are constrained by physical barriers that inhibit their ability to expand to accommodate the massive size of the aircraft that operate today. This will not be an issue at KSJM. The airport will have four parallel runways measuring 18,000 feet long and 250 feet wide as well as a crosswind runway measuring 12,000 feet long and 250 feet wide. Design criteria for the taxiway system, aircraft parking areas and the runways have been planned to accommodate new large aircraft of today as well as the next generation aircraft of tomorrow. Sarah Jewel Mathias International Airport (KSJM) and Port of Ostia commercial airport components:

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

The Company, will introduce the bond offerings relating to the project. The Company will also work with its transportation consultant, TEMS, to complete, within the ninety-day period, an investment grade study for officiating a bond offering for this project. To date, no money has exchanged hands related to this transaction. The Company’s contractual role related to both the “Master Agreement For Construction” and “Master Consulting Agreement” described above within the “Business Plan” is still in full force and effect, after assignments of agreements involving affiliate entities, if any.

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

1.1 million jobs

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
NEW AIRPORT TERMINAL
NEW DISTRIBUTION WAREHOUSES
NEW CONTAINER YARD - LEFT BLOC: 3,864 ac. TO ACCOMODATE 1.3 million TO 1.5 million STANDARD 40'-0" CONTAINERS STACKED 5-HIGH AT ANY GIVEN TIME.
NEW STORAGE WAREHOUSES AND GENERAL MAINTENANCE SHOPS AT EACH END.
RUBBY PARK
LADY GLADYS SECURITY TOWER #3
NEW BRIDGE
NEW INCOMING RIVER: NORTHERN ½ LANE IS FOR COMMERCIAL (cargo, cruiseliners, etc) AND THE SOUTHERN ½ LANE IS FOR NONCOMMERCIAL SHIPS (private)
LADY GLADYS SECURITY TOWER #4
SHIPS IN
SHIPS OUT
EXISTING INTERSTATE 1 TO BE UPGRADED TO ACCOMODATE INCREASED TRAFFIC VOLUME
NEW MIXED-USE INTERNATIONAL AIRPORT MASTER SITE
NEW WATERWAY FOR 10 CARGO SHIPS EACH TO DOCK: 32 WATERWAYS = 320 SHIPS
EACH SHIP HAS THE CAPACITY TO CARRY UP TO 16,000 CONTAINERS; HOWEVER, THE AVERAGE "HEAVY" CAPACITY IN THE PRESENT DAY USUALLY IS AROUND 7,000 TO 10,000 CONTAINERS. THEREFORE, WE ARE LOOKING AT 320 SHIPS x 7,000 CONTAINERS = 2.24 million TOTAL CONTAINERS (per day).
NEW CONTAINER YARD - RIGHT BLOC: 3,864 ac. TO ACCOMODATE 1.3 million TO 1.5 million STANDARD 40'-0" CONTAINERS STACKED 5-HIGH AT ANY GIVEN TIME.
NEW STORAGE WAREHOUSES AND GENERAL MAINTENANCE SHOPS AT EACH END.
LADY GLADYS SECURITY TOWER #2
SHAHID PARK
ZENITH PARK
NEW BRIDGE
PROPOSED PROPERTY LINE
LADY GLADYS SECURITY TOWER #1
NEW OUTGOING RIVER: NORTHERN ½ LANE IS FOR NONCOMMERCIAL (private) AND THE SOUTHERN ½ LANE IS FOR COMMERCIAL SHIPS (cargo, cruiseliners, etc)
REGENA PARK
SALEEM PARK
ZARENA PARK
Portus De Jewel (circa 2013 AD)
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
AMERI-METRO INCORPORATED
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

The Company will introduce bond offerings relating to the project. The Company will also work with its transportation consultant, TEMS, to complete, within the ninety-day period, an investment grade study to officiate a bond offering for this project.  To date, no money has exchanged hands related to this transaction. The Company’s contractual role, related to both the “Master Agreement For Construction” and “Master Consulting Agreement” as described in the “Business Plan” section is still in full force and effect after assignments of agreements involving any affiliate entities.

The capital raised from the offering will be used as the initial capital investment in the Portus De-Jewel Mexico project to engage a large construction firm as mentioned earlier, pay the mobilization fees to declare the contractors in the bond offering, pay for feasibility studies and investment grade studies, bond rating agency fees and also pay for the performance bond to ensure the completion of the construction to protect the bond holders.

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

The management team advised the affiliate entity per the consulting agreement that it is in the best interest of the Company and the affiliate entity, to wait until ninety days after the S-1 Registration Statement becomes effective, before introduction of bond offerings relating to the project. The Company will also work with its transportation consultant TEMS to complete within the ninety day period an investment grade study for officiating a bond offering for this project. The Company advised to do this to preserve the quiet period of the pending S-1 Registration Statement. To date, no money has exchanged hands related to this transaction. The Company’s contractual role related to both the “Master Agreement For Construction” and “Master Consulting Agreement” described above within the “Business Plan” is still in full force and effect after assignments of agreements.

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

US Patent Number: 5,996,901; 7,931,210

The management team advised the affiliate entity per the consulting agreement that it is in the best interest of the Company and the affiliate entity, to wait until ninety days after the S-1 Registration Statement becomes effective, before introduction of bond offerings relating to the project. The Company will also work with its transportation consultant TEMS to complete within the ninety day period an investment grade study that will make it possible through bond rating agencies to officiate a bond offering for this project. The Company advised to do this to preserve the quiet period of the pending S-1 Registration Statement. To date no money has exchanged hands related to this transaction. The Company’s contractual role, after any assignments of any agreements involving the entity, is still in full force and effect, related to both the “Master Agreement For Construction” and “Master Consulting Agreement” described above within the “Business Plan”. To clarify for purposes of this project, HSR Technologies, Inc. is a related entity.

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

The management team advised the affiliate entity per the consulting agreement that it is in the best interest of the Company and the affiliate entity, to wait until ninety days after the S-1 Registration Statement becomes effective, before introduction of bond offerings relating to the project. The Company will also work with its transportation consultant TEMS to complete within the ninety day period an investment grade study that will make it possible through bond rating agency’s to officiate a bond offering for this project. The Company advised to do this to preserve the quiet period of the pending S-1 Registration Statement. To date no money has exchanged hands related to this transaction. The Company’s contractual role, after any assignments of any agreements involving the entity, is still in full force and effect, related to both the “Master Agreement For Construction” and “Master Consulting Agreement” described above within the “Business Plan”. To clarify for purposes of this project, HSR Technologies, Inc. is the affiliate entity.

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

U.S. Patent Number: 8,210,592

Concerning all manufactured products on the HSR Technology Park:

The capital raised from the offering will be used as the initial capital investment in the HSR Technology Park potential project to engage a large construction firm as mentioned earlier, pay the mobilization fees to declare the contractors in the bond offering, pay for feasibility studies and investment grade studies, bond rating agency fees and also pay for the performance bond to ensure the completion of the construction to protect the bond holders.

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

The Company’s (current) Six Stage Process for HSR Technologies Inc. Manufacturing Site

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

Reports to Security Holders

The Company is a reporting company pursuant to the Securities Exchange Act of 1934 and files with the Securities and Exchange Commission quarterly, annual, periodic and other reports.  The Company intends to deliver a copy of its annual report to its security holders, and will voluntarily send a copy of the annual report, including audited financial statements, to any registered shareholder who requests one.  The Company’s documents filed with the Securities and Exchange Commission may be inspected at the Commission’s principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001534155.

ITEM 2.  PROPERTIES

The Company’s offices are located at 2575 Eastern Blvd. Suite 211, York, Pennsylvania 17402. Its telephone number is (717) 434-0668. The Company moved into these offices in February 2014. The lease at its prior location was canceled without penalty.

ITEM 3.  LEGAL PROCEEDINGS

On September 14, 2017, the Company received a letter from Zimmerman & Associates, on behalf of J. Harold Hatchett, III and Ronald Silberstein, claiming breach of contract, wrongful termination, and wrongful violations of the Business Corporations Act, and knowingly inaccurate SEC Reporting against the Company and the board of directors. The Company believes that these claims are without merit, but plans to work amicably to come to a settlement.

The Company received lawsuit on June 13, 2017 by Estate of Robert A. Berry Esq. (decedent, Oct 22, 2015), plaintiff. The Plaintiff Estate asserted a claim for $50,000 and 11,000 common class “B” shares of Ameri Metro Inc. relating to shares and accrued stipend beginning 2015. The Company, in 2015, had previously, by resolution acknowledged and booked the liability of $50,000 and issued, the 11,000 shares of common class “B” stock of Ameri Metro Inc. to decedent Robert A. Berry Esq. However Mr. Berry’s estate felt it appropriate to file a lawsuit in 2017 to collect the $50,000.

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

Company amended its Certificate of Incorporation to change its existing stock capitalization. Company authorized the total number of shares of stock which the corporation shall have the authority to issue is 12,207,000,000 (Twelve billion Two hundred and Seven million) shares, consisting of 12,007,000,000 (Twelve billion Seven million) shares of Common Stock having a par value of $0.000001 and 200,000,000 (Two hundred million) shares of Preferred Stock having a par value of $0.000001 per share.

The Company amended its Certificate of Incorporation to change its existing authorized preferred and common shares from the current shares to the following:

•

Preferred Shares: 200,000,000 (Two hundred Million) par value .000001.

•

Class “A” 7,000,000 (Seven  Million Class “A” common shares) these shares have 1000 : 1 voting right compared to all other Class of shares and have equal dividend rights as all other Class of  shares, par value $0.000001.

•

Class “B” 4,000,000,000 (Four Billion Class “B” common shares) with voting and dividend rights, par value $0.000001.

•

Class “C” a/k/a Equity Participation Dividend Shares 4,000,000,000 (Four Billion Class “C” common shares) with no voting rights but with dividend rights, par value $0.000001.

•

Class “D” a/k/a Equity Participation Shares 4,000,000,000 (Four Billion Class “D” common shares) with no voting rights and no dividend rights, par value $0.000001.

As of July 31, 2018 there were 1,088,490,659 shares of common stock issued and outstanding and 1,800,000 shares of preferred stock.

Recent Sales of Unregistered Securities

There were no recent sales of unregistered securities. As of July 31, 2018, the period covered by this Report, the Company had 1,088,490,659 shares of common stock outstanding.

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

Ameri Metro, Inc. (the “Company”) has an agreement with Alabama Toll Facilities Inc.(ATFI) to develop the Alabama Toll Project. Revenues from this and other projects will be disclosed after the project issues bonds and the Company begins earning fees.

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

1.

Toll road: secured the construction contract to build 357 miles of toll road (ATFI).

2.

Design build inland port called Port De Claudius.

3.

Design build airport called Sarah Jewel Mathias International Airport (KSJM).

4.

Design build air cargo port called Port of Ostia.

5.

Design build railroad and train stations.

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

Future project financing via bond

There are four non-profit organizations:

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

As of July 31, 2018, the projects have not yet started and hence no funding has taken place or bonds issued.

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

On September 11, 2016, the Company entered into an agreement of sale and or assignment of assets in Phase One (the “Sale Agreement”) with Jewel's Real-Estate 10-86 Master LLLP (the “Seller”), Global Infrastructure Finance & Development Authority, Inc., division of Hi Speed Rail Facilities Inc. (the “Financier”), PDC, and HSRF Statutory Trust as Trustee (the "Trustee"), as dictated by the Construction Agreement. The Sale Agreement was thereafter amended on September 13, 2016, in order to change the closing date of the transaction to October 14, 2016. Pursuant to the Sale Agreement, the Company and the Seller shall sell and assign all rights, title and interest in and to any contractual agreements to PDC on completion of Phase One, as governed by the Construction Agreement. The cost of Phase One would be $950,000,000. The net Phase One revenue to the Company would be $66,719,514.

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at July 31, 2018, the Company has a working capital deficiency of $35,277,987 and has accumulated losses of $40,824,793 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

Discussion for the Fiscal Years Ended July 31, 2018 and 2017

Total assets of the Company were $4,440 as at July 31, 2018 as compared to total assets of $4,660 as at July 31, 2017.  Total current assets at July 31, 2018 was $3,246 as compared to current assets of $nil as at July 31, 2017.

Total operating expenses increased to $10,800,569 for the fiscal year ended July 31, 2018 from $8,807,896 for the fiscal year ended July 31, 2017.  The increase was due to accrued audit committee fees, consulting fees, director fees, employee wages and officer payroll related to memorandum of understanding between Ameri Metro Ireland and Federal Ministry of Transportation of Nigeria during the year ended July 31, 2018. Loss from operations was $10,800,569 for the fiscal year ended July 31, 2018 compared to $8,807,896 for the fiscal year ended July 31, 2017.

Liquidity: The Company has no continuous methods of generating cash other than the sale of its stock.

Capital Resources: The Company did not incur any capital expenditures other than the purchase of office supplies and computer equipment.

Results of Operations: The Company has had no revenue since inception other than from the sale of its securities. The Company does not anticipate that it will generate revenue sufficient to cover its operating expenses until the development of its business plan. As of July 31, 2018, the Company has a working capital deficiency of $35,277,987 and has accumulated losses of $40,824,793 since inception. The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts. These factors create substantial doubt about the Company’s ability to continue as a going concern.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERI METRO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Ameri Metro, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ameri Metro, Inc. (the “Company”) as of July 31, 2018, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has suffered recurring losses from operations, has not yet generated any revenue from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company's auditor since 2018.

Houston, Texas

October 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Ameri Metro, Inc.

York, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ameri Metro, Inc. (the "Company") as of July 31, 2017, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

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

/s/ GBH CPAs, PC

We served as the Company's auditor in 2018.

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

August 8, 2018

AMERI METRO, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2018	July 31, 2017

ASSETS
Current assets
Cash	$ 306	$ –
Prepaid expenses and deposits	2,940	–

Total current assets	3,246	–

Office equipment, net	1,194	1,720
Prepaid expenses and deposits	–	2,940

Total Assets	$ 4,440	$ 4,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued expenses	$ 1,285,448	$ 286,749
Accrued expenses – related parties	1,282,361	18,741
Accrued compensation expenses – related parties	31,720,348	23,220,245
Loans payable – related parties	979,795	521,539
Stock payable	13,281	13,281

Total Current Liabilities	35,281,233	24,060,555

Loans payable – related parties	–	373,695

Total Liabilities	35,281,233	24,434,250
Commitments and contingencies (Note 9)
Stockholders’ Deficit
Preferred stock, par value $0.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding	2	2
Common stock class A, par value $0.000001, 7,000,000 shares authorized, 1,600,000 shares issued and outstanding	2	2
Common stock class B, par value $0.000001, 4,000,000,000 shares authorized, 990,890,659 shares issued and outstanding	991	991
Common stock class C, par value $0.000001, 4,000,000,000 shares authorized, 48,000,000 shares issued and outstanding	48	48
Common stock class D, par value $0.000001, 4,000,000,000 shares authorized, 48,000,000 shares outstanding	48	48
Additional paid-in capital	5,593,909	5,593,594
Stock subscriptions receivable	(47,000)	(47,000)
Accumulated deficit	(40,824,793)	(29,977,275)

Total Stockholders’ Deficit	(35,276,793)	(24,429,590)

Total Liabilities and Stockholders’ Deficit	$ 4,440	$ 4,660

See accompanying notes to consolidated financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended July 31, 2018	Year ended July 31, 2017

OPERATING EXPENSES
General and administrative	$ 10,800,569	$ 8,807,896

TOTAL OPERATING EXPENSES	10,800,569	8,807,896

LOSS FROM OPERATIONS	(10,800,569)	(8,807,896)

OTHER INCOME (EXPENSE)
Interest expense	(46,949)	(44,223)

TOTAL OTHER INCOME (EXPENSE)	(46,949)	(44,223)

NET LOSS	$ (10,847,518)	$ (8,852,119)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	1,088,490,659	1,086,130,405

See accompanying notes to consolidated financial statements.

 AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JULY 31, 2018 AND 2017

	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, August 1, 2016	1,800,000	$ 2	1,600,000	$ 2	990,670,483	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,592,682	$ (47,000)	$ (21,125,156)	$ (15,578,383)
Adjustment to shares as result of prior stock split	–	–	–	–	220,176	–	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	912	–	–	912
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(8,852,119)	(8,852,119)
							–	–	–	–
Balance, July 31, 2017	1,800,000	$ 2	1,600,000	$ 2	990,890,659	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,593,594	$ (47,000)	$ (29,977,275)	$ (24,429,590)
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	315	–	–	315
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(10,847,518)	(10,847,518)
							–	–	–	–
Balance, July 31, 2018	1,800,000	$ 2	1,600,000	$ 2	990,890,659	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,593,909	$ (47,000)	$ (40,824,793)	$ (35,276,793)

See accompanying notes to consolidated financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended July 31, 2018	Year ended July 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (10,847,518)	$ (8,852,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	526	525
Stock-based compensation	315	912
Changes in operating assets and liabilities:
Prepaid expense and deposits	–	8,678
Accounts payable and accrued expenses	998,699	(117,164)
Accrued expenses – related parties	1,263,620	12,196
Accrued compensation expenses – related parties	8,500,103	8,809,998

Cash flows used in operating activities	(84,255)	(136,974)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party lons	84,561	121,862
Repayment of related party loans	–	(12,048)

Cash flows provided by financing activities	84,561	109,814

NET INCREASE (DECREASE) IN CASH	306	(27,160)
CASH, BEGINNING OF YEAR	–	27,160

CASH, END OF YEAR	$ 306	$ –

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

See accompanying notes to consolidated financial statements.

AMERI METRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2018 and 2017

NOTE 1 – NATURE OF BUSINESS

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

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at July 31, 2018, the Company has a working capital deficiency of $35,277,987 and has accumulated losses of $40,824,793 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements present the financial position, results of operations and cash flows for Ameri Metro and its wholly-owned subsidiaries, Global Transportation & Infrastructure, Inc. (“GTI”) and Ameri Metro Ireland Ltd. (“AMI”). Intercompany transactions and balances have been eliminated in consolidation.

The financial position, results of operations and cash flows as of, and for the period reported include only the results of operations for Ameri Metro as GTI was inactive for the period from December 1, 2010 to July 31, 2018, and AMI and was inactive for the period from June 13, 2018 to July 31, 2018.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a July 31 fiscal year end.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with GAAP accounting and are presented in US dollars.

Participating Profits Interest

As at July 31, 2018, the Company has a 25% participating profits interest in sixteen related entities. The remaining 75% participating profits interest (and 100% voting control) is owned by the Company’s majority shareholder. These entities have had no operations, assets, or liabilities, and as of July 31, 2018, the Company’s participating profits interest in these companies was $0.

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

The Company's financial instruments consist of cash, accounts payable, and loans payable to related parties. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Property and Equipment

The capital assets are being depreciated over their estimated useful lives using the straight-line method of depreciation. Office equipment has a useful life of five years.

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

Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Due to loss for the years ended July 31, 2018 and 2017, the outstanding options are anti-dilutive. As a result, the computations of net loss per common shares is the same for both basic and fully diluted common stock. Potentially dilutive securities, which include 22,000,000 stock options as at July 31, 2018, and 2017, have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been antidilutive.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of July 31, 2018, there have been no interest or penalties incurred on income taxes.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which, among other things, requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The amendments in this update should be applied under a modified retrospective approach. The new standard is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management does not plan to early adopt this guidance. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business in order to assist companies in the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amended guidance also removes the existing evaluation of a market participant’s ability to replace missing elements and narrows the definition of output to achieve consistency with other topics. This ASU was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and should be applied on a prospective basis. The Company is evaluating the effect that ASU No. 2017-01 will have on its consolidated financial statements and related disclosures.

In June 2018, FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. The new standard is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. Management does not plan to early adopt this guidance. The Company is evaluating the effect that ASU No. 2018-07 will have on its consolidated financial statements and related disclosures.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - PROPERTY AND EQUIPMENT

Reclassification

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to 2018 presentation. The reclassifications had no effect on previously reported results of operations or retained deficit.

Property and equipment consist of the following as of July 31, 2018 and 2017:

52
	July 31, 2018	July 31, 2017
Office equipment	$ 3,663	$ 3,663
Less: accumulated depreciation	(2,469)	(1,943)
Property and equipment, net	$ 1,194	$ 1,720

Depreciation expense totaled $526 and $525 for the years ended July 31, 2018 and 2017, respectively.

NOTE 5 – LOANS PAYABLE – RELATED PARTIES

As of July 31, 2018 and 2017, $978,745 and $894,184, respectively, is due to the majority shareholder as they paid expenses on behalf of the Company, of which $521,737 and $512,889, respectively is unsecured, non-interest bearing and due on demand, $449,408 (2017 - $373,695) is due on October 31, 2018, with an interest rate of 3.50% per annum, $7,600 (2017 - $7,600) is due on demand with an interest rate of 2% per annum. At July 31, 2018 and 2017, accrued interest on these loans is $33,662 and $18,742, respectively, which is included in accrued expenses – related parties. Effective August 1, 2018 the loans were consolidated with the repayment term extended to April 30, 2021 at an interest rate of 3% per annum.

At July 31, 2018, and 2017, the Company is indebted to three directors of the Company for an aggregate of $1,050 for expenditures incurred on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

NOTE 6 – STOCK PAYABLE

Effective October 2, 2014, the Company entered into an employment agreement with Mr. Shah Mathias (the Company’s founder and a majority shareholder) for the Head of Mergers and Acquisitions and Business Development, and as non-board member President (See Note 9). According to the agreement, the Company agreed to issue stock options of 1.2% of all authorized stock capitalization to Mr. Shah Mathias at the time of appointment. In addition, the Company agreed to issue shares of common stock equal to 10% of any shares issued under a public offering pursuant to a Form S-1 registration statement; and if shares are issued at such time to any other party Mr. Shah Mathias is to be issued an equal amount of shares. As of July 31, 2018, the Company has not completed its public offering pursuant to a Form S-1 registration statement. On April 3, 2015, the Company amended the employment agreement to eliminate the requirement to issue stock options of 1.2% of all authorized stock capitalization and, instead, agreed to issue Mr. Shah Mathias a total of 1.2% of Class A and Class B shares of common stock, and 1% of Class C and D shares of common stock at the time of the amendment. As of July 31, 2018, the Company has issued 48,000,000 shares of Class D common stock and 43,200,000 shares of Class C common stock pursuant to the employment agreement, and recorded $13,281 of stock payable for unissued stock consisting of 84,000 unissued Class A common stock, 4,800,000 unissued Class B common stock, and 48,000,000 unissued Class D Stock.

NOTE 7 – CAPITAL STOCK

The Company currently has authorized 12,207,000,000 shares, consisting of 12,007,000,000 shares of common stock with a par value of $0.000001 per share and 200,000,000 shares of preferred stock with a par value of $0.000001 per share. The pertinent rights and privileges of the authorized capital stock is as follows:

•

Class A common stock – 7,000,000 shares, each share having a 1000:1 voting right compared to all other classes of shares and have equal dividend rights as all other classes of shares, and a par value of $.000001 per share;

•

Class B common stock – 4,000,000,000 shares, each share with 1 vote, dividend rights, and a par value $0.000001 per share;

•

Class C common stock (a/k/a Equity Participation Dividend Shares) – 4,000,000,000 shares with no voting rights, but with dividend rights, and a par value of $0.000001 per share. The Company may issue these shares as it deems necessary, for the purposes including but not limited to: purchasing goods and services for the Company; serving as an investment vehicle in acquisitions; for engaging in long term and short term joint ventures; for engaging in single purpose joint ventures; purchasing commodities, supplies, equipment and other tangible items for current and future projects; for engaging in like-kind exchanges as authorized by Internal Revenue Code Section 1031; for purchase of stocks and other securities; for purchase of real estate; for employee awards; and such other lawful purposes not in conflict with the said Board resolution, the Company Bylaws or applicable law and regulations. In the event Class C shares are used to purchase or complete a project, the initial 7% of the net profits are distributed to the applicable class shareholders. Thereafter, all classes of stock share equally in any dividends;

•

Class D common stock (a/k/a Equity Participation Shares) – 4,000,000,000 shares with no voting rights, no dividend rights, and a par value of $0.000001 per share. The Company may issue these shares as it deems necessary, for the following purposes but not limited to: purchasing goods and services for the Company; serving as an investment vehicle in acquisitions; for engaging in long term and short term joint ventures; for engaging in single purpose joint ventures; purchasing commodities, supplies, equipment and other tangible items for current and future projects; for engaging in like-kind exchanges as authorized by Internal Revenue Code Section 1031; for purchase of stocks and other securities; for purchase of real estate; for employee awards; and such other lawful purposes not in conflict with the said Board resolution, the Company Bylaws or applicable law and regulations. In the event Class D shares are used to purchase or complete a project, the initial 7% of the net profits are distributed to the applicable class shareholders. Thereafter, all classes of stock share equally in any dividends; and

•

Preferred stock – 200,000,000 shares with no voting rights, no dividend rights, and a par value of $0.000001 per share.

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

During the year ended July 31, 2017, the Company issued 220,176 Class B common shares to correct the number of shares issued to a shareholder as a result of the forward stock split.

NOTE 8 – STOCK OPTIONS

On March 8, 2016, the Company adopted a stock option plan named 2015 Equity Incentive Plan, the purpose of which is to help the Company secure and retain the services of employees, directors and consultants, provide incentives to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock.

On March 8, 2016, the Company granted 8,000,000 stock options to 4 officers and directors of the Company, exercisable at $42 per share and expire on March 8, 2026. The 8,000,000 options vest according to the following schedule: 3,200,000 options vest immediately and 800,000 vest annually for the next 6 years.  The weighted average grant date fair value of stock options granted was $0.00009 per share. During the year ended July 31, 2018, and 2017, the Company recorded stock-based compensation of $94 and $153, respectively, on the consolidated statement of operations.

On November 1, 2016, the Company granted 14,000,000 stock options to 7 officers and directors of the Company, exercisable at $42 per share and expire on November 1, 2026.  The 14,000,000 options vest according to the following schedule: 5,600,000 options vest immediately and 1,400,000 vest annually for the next 6 years.  The weighted average grant date fair value of stock options granted was $0.00009 per share. During the year ended July 31, 2018, and 2017, the Company recorded stock-based compensation of $221 and $759, respectively, on the consolidated statement of operations.

A summary of the Company’s stock option activity is as follow:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $
Outstanding, August 1, 2016	8,000,000	42.00

Granted	14,000,000	42.00

Outstanding, July 31, 2017	22,000,000	42.00

Granted	–	–

Outstanding, July 31, 2018	22,000,000	42.00	8.02	–

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended July 31, 2018	Year Ended July 31, 2017

Expected dividend yield	0%	0%
Expected volatility	150%	150%
Expected life (in years)	10	10
Risk-free interest rate	1.83%	1.83%

At July 31, 2018, there was $448 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan. There was $nil intrinsic value associated with the outstanding stock options at July 31, 2018.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Related and Non-related Party Agreements

The Company has entered into agreements with related and non-related parties for identified projects. As of July 31, 2018 and through October 15, 2019, the Company has no commitments or obligations under these agreements due to lack of financing and the need for a feasibility study before each project is begun. The Company will be committed to perform agreed upon services once feasibility study is complete and financing is available.

Employee Agreements

The Company has entered into an employment agreement with the Chief Executive Officer (“CEO”) Debra Mathias with an effective date of April 21, 2014. The term of the employment agreements is 3 years, with an annual base salary of $1,200,000. On April 21, 2017, the agreement was extended to April 21, 2021.

The Company has signed an employment agreement with Mr. Shah Mathias (Company Founder) for the Head of Mergers and Acquisitions and Business Development, and as non-board member President, with an effective date of October 2, 2014. The term of the employment agreement is 20 years, with an annual base salary of $1,200,000 and ten percent (10%) of any revenue producing contract entered into by the Company while the Company Founder is in office, while holding any position under any title, and five percent (5%) of any such revenue producing contract afterward, for the benefit of the Company Founder or his estate, for a period of twenty (20) years. The Company Founder is also eligible to earn an annual bonus award of up to 100% of the annual base salary.  In addition, the Company Founder is entitled to receive shares of the Company’s common stock (See Note 6).

The Company has entered into an employment agreement with the Chief Engineer with an effective date of December 3, 2014.  The term of the employment agreement is 3 years, with an annual base salary of $175,000.  The Chief Engineer is also entitled to 1,000,000 shares of Class “B” common stock as a signing bonus. On December 30, 2014, the Company issued 1,000,000 shares of Class “B” common stock to the Chief Engineer.

The Company has entered into a directorship agreement with a Director of the Company with an effective date of June 30, 2015.  The initial term of the directorship agreement is one year, with an annual base salary of $150,000.  The director is also entitled to 1,000,000 shares of Class B common stock. On July 24, 2015, the Company issued 1,000,000 shares of Class B common stock to the director.  On March 17, 2016, the term of the agreement was extended to July 31, 2021.

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

As of July 31, 2018, and 2017, total accrued compensation expenses to related parties related to the above employment agreements were $31,720,348 and $23,220,245, respectively. At July 31, 2018, the Company has accrued payroll taxes of $911,382 related to the accrued compensation expenses.

Operating Lease

On April 30, 2014, the Company terminated its existing office space lease, and entered into a new month-to-month rent agreement for office space. The new agreement which commenced on November 1, 2015, calls for monthly rent payments of $1,440. The terminated lease agreement has not been resolved as to payment of existing amounts due or as to any early termination fees. According to the lease agreement, the Company’s unpaid rental balance shall bear interest until paid at a rate equal to the prime rate of interest charged by the M&T Bank, plus 2 percent. Late payment charge is $25 per day beginning with the first day following the due date. As of July 31, 2018, and 2017, the Company recorded unpaid rent expense of $27,753 and $27,753, respectively, and accrued interest and late fee of $136,780 and $110,170, respectively.

Legal Proceedings

On September 14, 2017, the Company received a letter from Zimmerman & Associates, on behalf of J. Harold Hatchett, III and Ronald Silberstein, claiming breach of contract, wrongful termination, and wrongful violations of the Business Corporations Act, and knowingly inaccurate SEC Reporting against the Company and the board of directors. The Company plans to work amicably to come to a settlement. As of July 31, 2018 the Company has accrued $1,263,870 and $1,295,120 in salaries for J. Harold Hatchett III and Ronald Silberstein, respectively.

The Company received lawsuit on June 13, 2017 by Estate of Robert A. Berry Esq. (decedent, Oct 22, 2015), plaintiff (the “Plaintiff Estate”). The Plaintiff Estate asserted a claim for $50,000 and 11,000 common class “B” shares of the Company relating to shares and accrued stipend beginning 2015. The Company, in 2015, had previously booked the liability of $50,000 without interest accruing and issued the 11,000 shares of common class “B” stock of the Company to decedent Robert A. Berry Esq.  Company anticipates paying the $50,000 when the Company raises capital.

NOTE 10 – INCOME TAXES

The potential benefit of net operating losses has not been recognized in the consolidated financial statements. The Company did not incur any income tax expense for the years ended July 31, 2018 and 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the 2017 Tax Cuts and Jobs Act ("2017 Tax Reform"). The 2017 Tax Reform significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. The Company has reasonably estimated the effects of the 2017 Tax Reform and recorded provisional amounts in the consolidated financial statements as of July 31, 2018. This amount is primarily comprised of the re-measurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21%, from 34%. A blended rate of 26.4% is utilized for the year ended July 31, 2018. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, so we may make adjustments to the provisional amounts (if any). However, management's opinion is that future adjustments due to the 2017 Tax Reform should not have a material impact on the Company's provision for income taxes. The items accounting for the difference between income taxes computed at the statutory rate and the provision for income taxes consisted of the following for the years ended July 31, 2018 and 2017, respectively:

	2018	2017
Computed income tax benefit at statutory tax rate	26.4%	34.0%
Non-deductible accrued fees	(23.7%)	(33.2%)
Change in effective tax rates	(5.0%)	–
Changes in allowance on deferred tax assets	2.0%	(0.8%)
Total income tax expense	–	–

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows for the years ended July 31, 2018 and 2017, respectively:

	2018 $	2017 $

Loss before income taxes	(10,847,518)	(8,852,119)

Income tax recovery at statutory rate	(2,865,600)	(3,009,700)

Permanent differences	100	300
Deferred tax true up	2,579,300	2,941,000
Change in effective tax rates	505,800	–
Valuation allowance change	(219,600)	68,400

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at July 31, 2018 and 2017, are as follows:

	2018 $	2017 $

Net operating losses	4,627,700	5,209,200
Accrued expenses	(2,579,300)	(2,941,300)

Deferred income tax assets	2,048,400	2,267,900

Valuation allowance	(2,048,400)	(2,267,900)

Net deferred income tax asset	–	–

The Company has not filed its federal and state tax returns for the years ended July 31, 2018 and 2017. The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of July 31, 2018, the Company had approximately $7.7 million of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2030 unless utilized. Given the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses created at the inception or generated thereafter. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s U.S. net operating carryovers may be subject to an annual limitation in the event of a change of control as defined the regulations. A Section 382 analysis has not been prepared and the Company’s NOLs could be subject to limitation.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

On August 20, 2018, the Company issued 100,000,000 Class B shares of common stock in the name of the Ameri Metro, Inc. 2015 Equity Incentive Plan.  The shares are being administered by HSRF Statutory Trust on behalf of the Company. Upon exercise of stock options granted pursuant to the 2015 Equity Incentive Plan, HSRF Statutory Trust will issue the relevant employee, director or consultant shares from trust.

On August 20, 2018, the Company issued 100,000,000 Class B shares of common stock in the name of the Ameri Metro, Inc. 2018 Equity Incentive Plan.  The shares are being administered by HSRF Statutory Trust on behalf of the Company. Upon exercise of stock options granted pursuant to the 2018 Equity Incentive Plan, HSRF Statutory Trust will issue the relevant employee, director or consultant shares from trust.

The Company has entered into an employment agreement with the Chief Operations Officer of the Company with an effective date of August 30, 2018.  The term of the employment agreement is three years, with an annual base salary of $425,000.

The Company has entered into an employment agreement with the Chief Financial Officer of the Company with an effective date of August 30, 2018.  The term of the employment agreement is three years, with an annual base salary of $375,000.

On September 18, 2018, the Company issued 150,000,000 Class B shares of common stock in the name of the Ameri Metro, Inc. Trust, for the purpose of any future purchases of commodities, supplies, equipment and other tangible items for current and future projects.  The shares are being administered by the HSRF Statutory Trust on behalf of the Company and will be issued out of trust when the Company deems it appropriate to issue Class B shares of common stock for these purchases.

On September 30, 2018, the Company entered into a memorandum of understanding (“MOU”) to purchase 100% of Air Cyprus Aviation Limited (ACA) in exchange for £9,500,000. An amendment to the MOU was signed to cause the MOU to become binding which is subject to government regulatory approval.

On October 1, 2018 the Company issued 18,000,000 each of Class C and Class D shares of common stock in the name of the Ameri Metro, Inc. Trust.  The shares are being administered by HSRF Statutory Trust and reserved on behalf of the shareholders for future dividend disbursement. On October 23, 2018, Shah Mathias transferred 200,000,000 of his personal Class B Ameri Metro shares to the HSRF Statutory Trust.  The transfer would permit the possible future purchase of equipment and services from designated vendors and suppliers.  The transferred shares remain in Mr. Mathias’ control.

On August 30, 2018, the Company granted a total of 4,000,000 stock options to two officers and directors of the Company, exercisable at $357 per share and expire on August 30, 2024. The 4,000,000 options vest according to the following schedule: 1,600,000 options vest immediately, and 400,000 vest annually for the next 6 years. On October 12, 2018, the Company issued 1,600,000 shares of Class B common stock to two officers and directors of the Company pursuant to the exercise of stock options granted on August 30, 2018. The shares were issued from Equity Incentive Plan reserved shares.

On August 30, 2018, the Company granted 100,000 stock options to a consultant of the Company, exercisable at a price to be set by the Company, and expire on August 30, 2024. The 100,000 options vest according to the following schedule: 40,000 options vest immediately, and 10,000 vest annually for the next 6 years. The Company issued 10,000 of the shares on October 11, 2018 exercisable at a price of $460/share.  The shares were issued from Equity Incentive Plan reserved shares.

On October 12, 2018, the Company issued 3,600,000 shares of Class B common stock to 3 officers and directors of the Company pursuant to the exercise of stock options granted on March 3, 2015. The shares were issued from Equity Incentive Plan reserved shares.

On October 12, 2018, the Company issued 7,200,000 shares of Class B common stock to 6 officers and directors of the Company pursuant to the exercise of stock options granted on November 1, 2016. The shares were issued from Equity Incentive Plan reserved shares.

On October 12, 2018, the Company issued 2,000,000 shares of Class B common stock to a consultant of the Company pursuant to subscription agreement entered on February 7, 2018. The shares were issued from Equity Incentive Plan reserved shares.

On November 5, 2018, the Company issued 2,000,000 shares of Class B common stock to two officers and directors of the Company for services pursuant to directorship agreements dated August 30, 2018.On June 12, 2019, the Company amended Equity Incentive Plans, Subscription Agreements and Equity Agreements so that options issued after June 12, 2019 would have a strike price equal to the market price at that grant date. In addition, the Company amended the exercise price of certain stock options granted a consultant from $460 per share, with a maximum sell price of $560, to $515 per share, with a maximum sell price of $715 per share.

On January 10, 2019 the Company issued 25,000 Class B common shares from the 2015 Equity Incentive Plan reserved shares and 25,000 Class B common shares from the 2018 Equity Incentive Plan reserved shares for services rendered.

On January 10, 2019 the Company issued 40,000 Class B common shares from the 2015 Equity Incentive Plan reserved shares to a Director for shares he should have received during a prior 4:1 stock split.

On January 10, 2019 the Company issued 10,000,000 Class B common shares from the 2015 Equity Incentive Plan reserved shares to the Ameri Metro North American Pension/HSRF Statutory Trust for future employee benefit programs.

On January 10, 2019 the Company issued 10,000,000 Class B common shares from the 2015 Equity Incentive Plan reserved shares to the Ameri Metro Universal Pension/HSRF Statutory Trust for future employee benefit programs.

On January 10, 2019 the Company issued 10,000,000 Class B common shares from the 2018 Equity Incentive Plan reserved shares to the Ameri Metro North American Pension/HSRF Statutory Trust for future employee benefit programs.

On January 10, 2019 the Company issued 10,000,000 Class B common shares from the 2018 Equity Incentive Plan reserved shares to the Ameri Metro Universal Pension/HSRF Statutory Trust for future employee benefit programs.

On January 10, 2019 the Company issued 10,000,000 Class B common shares from the Ameri Metro Inc. Trust reserved shares to the Ameri Metro North American Pension/HSRF Statutory Trust for future employee benefit programs.

On January 10, 2019 the Company issued 10,000,000 Class B common shares from the Ameri Metro Inc. Trust reserved shares to the Ameri Metro Universal Pension/HSRF Statutory Trust for future employee benefit programs.

On June 17, 2019 the Company issued 1,200,000 Class B common shares  from the 2015 Equity Incentive Plan reserved shares to a Director per November 1, 2016 Equity Agreement.

On June 20, 2019, the Company issued an additional 200,000,000 Class B shares of common stock in the name of Ameri Metro, Inc. 2015 Equity Incentive Plan. The shares are being administered by HSRF Statutory Trust on behalf of the Company. Upon exercise of stock options granted pursuant to the 2015 Equity Incentive Plan, HSRF Statutory Trust will issue the relevant employee, director or consultant shares from trust.

On June 29, 2019 the Company issued a total of 53,931,475 Class B common shares from the 2015 Equity Incentive Plan reserved shares held by HSRF Statutory Trust to (1) the sixteen related entities discussed in Note 3 to obtain a 25% ownership interest with no voting rights in each of the sixteen related entities and (2) to a project in order to obtain a 10% participating profits interest in a project. The Company’s majority shareholder obtains the remaining 90% participating profits interest in that project.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES

Pursuant to Rules adopted by the Securities and Exchange Commission. The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules.  This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed due to material weaknesses identified.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s chief financial officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2018, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2018, based on those criteria. The Company’s management has identified material weaknesses in its internal control over financial reporting related to the following matters:

•

A lack of sufficient segregation of duties within members of its accounting staff dedicated to financial reporting functions so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud.

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

The Company is not currently required to have an attestation report on the effectiveness of the internal control over financial reporting issued by the independent registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2018, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers as of October 15, 2019:

Name	Age	Position	Commencement Date
Debra Mathias	60	Director, CEO	21-Apr-14
James Becker	57	Director, President	2-Oct-14
Steve Trout	60	Director, Secretary/Treasurer	12-Jun-12
Shahjahan C. Mathias	52	Director	12-Jun-12
Donald E. (“Nick”) Williams, Jr.	60	Director	12-Jun-12
Keith A. Doyle	58	Director	12-Jun-12
Robert Todd Reynold	58	Director	29-May-14
Suhail Matthias	59	Director	1-Sep-12
James Kingsborough	58	Director	19-May-14
John Thompson	72	Director, General Counsel	4-Aug-15
Robert Choiniere	64	Director, CFO	30-Aug-18
Bryan Elicker	57	Director, COO	30-Aug-18
Joseph Silbaugh	71	Director (Independent)	30-Aug-18
Joseph Hackett	63	Director (Independent)	19-Oct-16
Kurt Bauer	65	Director (Independent)	30-Aug-18

Soon after their appointment each director receives 4,000,000 post-split shares of stock for any past, current and future service to the Company if the individual became a director of the Company prior to the effective date of the 4:1 stock split.  Subsequent to the effective date of the 4:1 stock split, each director (excluding Independent Directors) receives 1,000,000 post-split shares of stock.  Mr. Shah Mathias received additional shares for service to the Company.  The shares have no stated value.

Business Experience

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

Steve Trout, Secretary/Treasurer and a director. Mr. Trout has extensive experience in sales and marketing. Since 1997, he has handled all inside sales for Military and Commercial Fasteners Corporation, York, Pennsylvania. Prior to his employment with that company, Mr. Trout served as sales representative to several companies including MetLife and Dauphin Electric Supplies Co., both in Pennsylvania. Through his career Mr. Trout, has held account responsibility for over one hundred industrial accounts and increased sales to assigned industrial accounts substantially; prospected for and added new accounts and planned sales strategies for target accounts. Mr. Trout served as vice-chairman of Customer Service Committee, evaluated suggestions from coworkers and customers, created customer service survey and conducted interviews, compiled survey results and presented proposed improvements to company management. Mr. Trout received his M.B.A. degree from Syracuse University and his Bachelor of Business Administration from Pennsylvania State University.  Mr. Trout’s business education and business experience provide the Company with a depth of expertise and business skills.

Shahjahan C. (“Chuck”) Mathias, Executive Vice President and a director. Mr. Chuck Mathias is a recognized authority in the marketing of electrical utility power backup systems, with a long history of working with nuclear power generation facilities, communications companies, large data centers and manufacturers of Uninterruptible Power Systems (UPS). Currently the Director of OEM Sales for C&D Technologies, he is responsible for having secured a $27 million contract with the government for the Minuteman Missile Launch System and increasing sales from $69 million to $83 million in a single 15-month period. In his earlier position as Utility Marketing Manager for Exide Corporation/EnerSys, Mr. Mathias was the Team Leader supporting government contract interface with the Air Force and the FAA. For the past five years, Mr. Mathias has worked in the sale and marketing design for power back up systems on an as needed basis.  Mr. Chuck Mathias is the brother of Shah Mathias, Founder of the Company.  Mr. Mathias brings to the Company is knowledgeable and experienced with procuring government contracts, developing business strategies and working on complex and detailed projects.

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

Honorable Judge John W. Thompson, General Counsel and a director.  Mr. Thompson is a judge on the York County Court of Common Pleas in York County, Pennsylvania. He was elected to the court in 1997 and was retained in 2007 for 10-year term, expiring in 2017.  Mr. Thompson retired before the end of his last term on May 31, 2015.  Mr. Thompson received both his undergraduate and J.D. degrees from the University of Pittsburgh.

Robert Choiniere, CFP®, Chief Financial Officer and a director.  Mr. Choiniere was President of the Audit Committee before his appointment as CFO in 2018.  Mr. Choiniere is a Certified Financial Planner Professional®. In 2005 he founded an independent Registered Investment Advisor firm headquartered in Pennsylvania.  Previously he was Director of Planning for a national transportation engineering firm, specializing in project planning and financial feasibility for major transportation projects.  Mr. Choiniere is a NAPFA-Registered Financial Advisor, is a member of the National Association of Tax Professionals, and a 1978 graduate of Florida Institute of Technology.

Bryan Elicker, Chief Operations Officer and a director.  Mr. Elicker was a member of the Audit Committee before his appointment as COO in 2018.  He spent 30+ years in the funeral supply industry beginning in the factory at York Casket Company in York, PA. He eventually became a principal of York Casket’s biggest distributor – a multi-location, York, PA – based company servicing the entire Northeastern part of the United States.  Bryan now holds the position of Chief Operating Officer at BAPS Auto Paint & Supply based in York, PA. BAPS is a family-owned, regional distributor of PPG & 3M products servicing the auto collision industry with locations from Virginia to Massachusetts. BAPS won the highly prestigious and coveted PPG Platinum Distributor of the Year Award in 2015 which is given to the premiere PPG distributor in the United States.

Joseph Hackett, Audit Committee president and an independent director.  Joe created managed and supervised several private banking groups as the organizations he worked with expanded their markets.  Given Joe’s 20-plus year commercial middle market lending background he focused initially on lending as a way to quick profitability then moved to the investment and planning aspects deepening the relationships and the accompanying profitability. The planning process resulted in the identification of several new revenue sources as Joe looked for ways to bring unique ideas to their clients. These included angel investing, enterprise risk captives, and structured sales of client business and real estate holdings.  These tax deferral strategies represented up to a 20% increase in investment dollars to be managed.  Joe continues to grow the planning and investment focus through his company AIM Advisors.

Joseph Silbaugh II, Audit Committee member and independent director.  Joe Silbaugh graduated from Temple University in 1969 with a degree in Management. Through his 27-year military career, he had many roles spanning the Viet Nam Theatre of Operations and the Desert Shield and Desert Storm campaigns. He retired from the Army as a Lieutenant Colonel. Joe currently serves as the President of First Capital Equities, Inc. and was previously the President of Bank Realty, Inc. He has served on several bank advisory boards, including Mellon Bank, York Bank & Trust, First Capital Bank, and Farmers First.

Kurt Bauer, Audit Committee member and independent director. Kurt entered private chiropractic practice in 1979 with the opening of the Shrewsbury Chiropractic Health Centre. He later opened a chain of six chiropractic offices located throughout Southcentral Pennsylvania. In 2009 he opened Leader Heights Healthcare, a multi-disciplinary practice in York, PA. Kurt is an entrepreneur with past ownership in Mobility Independent Transportation Systems, Fox Valley Travel, CleanWay Janitorial Services, Mulligan Net Company and Barclin Distribution Co.

None of the officers or directors of the Company has been a convicted in a criminal proceeding or named in a pending criminal proceeding.

In addition to the officers and directors described above, the Company founder has played a key role.  A summary of his experience is shown below.

Shah Mathias, Founder / Head of – Merger & Acquisitions and New Business Development.  Mr. Mathias has an extensive background in real estate and property development. Beginning in 1988, Mr. Mathias commenced his career in real estate with the personal acquisition and like-kind exchange sales of investment property. In 1992, Mr. Mathias started a mortgage-banking corporation underwriting loans under his own name and selling such loans on the open market. By 2000, Mr. Mathias’ company had underwritten more than $1 billion in loans. In 2002, Mr. Mathias started Penndel Land Co., a real estate company which now has substantial assets and property. Mr. Mathias received his education at Penn State Institute of Technology.

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

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company.  The Company's board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly.  Based on this review, the board has determined they have three independent directors.

Corporate Governance

Consists of twelve directors.  At such time that the Company has a larger board of directors and commences activities, the Company will propose creating committees of its board of directors.

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

Officer and Director and Founder Remuneration

				Stock awards
Name and Title	Year	Salary	Bonus	#	$	Total
Shah Mathias	2016	$1,200,000	$0	-0-	$0	$1,200,000
Founder	2017	$1,200,000	$0	-0-	$0	$1,200,000
	2018	$1,200,000	$0	-0-	$0	$1,200,000
Debra Mathias	2016	$1,200,000	$0	2,000,000 (3)	$32	$1,200,032
Chairman, CEO	2017	$1,200,000	$0	2,000,000 (3)	$108	$1,200,108
	2018	$1,200,000	$0	-0-	$0	$1,200,000
James Becker	2016	$350,000	$0	2,000,000 (3)	$32	$350,032
President and Director	2017	$575,000	$0	2,000,000 (3)	$108	$575,108
	2018	$650,000	$0	-0-	$0	$650,000
Steve Trout	2016	$350,000	$0	2,000,000 (3)	$32	$350,032
Secretary/Treasurer and Director	2017	$537,500	$0	2,000,000 (3)	$108	$537,608
	2018	$600,000	$0	-0-	$0	$600,000
Shahjahan Mathias	2016	$0	$0	2,000,000 (3)	$32	$32
Vice Chairman and Director	2017	$562,500	$0	2,000,000 (3)	$108	$562,608
	2018	$750,000	$0	-0-	$0	$750,000
Ronald Silberstein	2016	$421,789	$0	3,000,000(1)(2)	$273	$422,312
Former Director/COO	2017	$581,250	$0	2,000,000 (2)	$38	$581,288
	2018	$0	$0	2,000,000 (2)	$92	$92
J Harold Hatchett III	2016	$350,000	$0	3,000,000(1)(2)	$273	$350,273
Former Director/CFO	2017	$575,000	$0	2,000,000 (2)	$38	$575,038
	2018	$0	$0	2,000,000 (2)	$92	$92
John Thompson	2016	$500,000	$0	3,000,000(1)(2)	$273	$500,523
Director/CLC	2017	$500,000	$0	2,000,000 (2)	$38	$500,038
	2018	$500,000	$0	2,000,000 (2)	$92	$500,092
Robert Todd Reynold	2016	$60,000	$0	2,000,000 (2)	$23	$60,023
Director/CRO	2017	$500,000	$0	2,000,000 (2)	$38	$500,038
	2018	$500,000	$0	2,000,000 (2)	$92	$500,092

(1) The named director was issued 1,000,000 post-split shares of Class B common stock as part of his compensation package for services to the Company.

(2) On March 8, 2016, the Company granted a total of 8,000,000 stock options to 4 officers and directors of the Company, exercisable at $42 per share and expire on March 8, 2026.  The 8,000,000 options vest according to the following schedule: 3,200,000 options vest immediately and 800,000 vest annually for the next 6 years.  The weighted average grant date fair value of stock options granted was $0.00009 per share.

(3) On November 1, 2016, the Company granted a total of 14,000,000 stock options to 7 officers and directors of the Company, exercisable at $42 per share and expire on November 1, 2026.  The 14,000,000 options vest according to the following schedule: 5,600,000 options vest immediately and 1,400,000 vest annually for the next 6 years.  The weighted average grant date fair value of stock options granted was $0.00009 per share.

The stock has been issued to the named employee without consideration for such issue and without any conditions or restrictions.

Shah Mathias will receive 10% of the face value of all revenue contracts entered into by the Company.

The Company has not paid any cash compensation to any officer. The Company intends to pay annual salaries to all its officers and will pay an annual stipend to its directors as soon as possible. The Company has signed employment agreements with the Founder, Head of Mergers and Acquisitions and Business Development, and non-board member of the Company and the CEO who will receive compensation equal to $1,200,000 per annum plus stock awards, the Company is now accruing compensation to its other key executive officers, including its Chief Financial Officer, compensation equal to $375,000 per annum plus stock awards, Chief Operations Officer, compensation $425,000 per annum plus stock awards, Chief Legal Counsel and Chief Risk Officer, compensation equal to $500,000 per annum plus stock awards.  The Company will pay its officers their accrued salary at such time, if ever when it successfully launches its IPO. The Company issues to certain directors for their service to the Company. Although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program.  The Company also accrues compensation to its directors at $150,000 per annum, except certain independent directors which may receive compensation up to $120,000 per annum. The table below accounts for the total amounts accrued to year-end July 31, 2018:

Director Compensation

The following table sets forth director compensation for the last three fiscal years:

			Directors
Name and Title	Year	Bonus	Compensation	Total
Debra Mathias	2016	$0	$150,000	$150,000
Chairman, CEO	2017	$0	$150,000	$150,000
	2018	$0	$150,000	$150,000
James Becker	2016	$0	$150,000	$150,000
President and Director	2017	$0	$150,000	$150,000
	2018	$0	$150,000	$150,000
Steve Trout	2016	$0	$150,000	$150,000
Secretary/Treasurer and Director	2017	$0	$150,000	$150,000
	2018	$0	$150,000	$150,000
Shahjahan Mathias	2016	$0	$150,000	$150,000
Vice Chairman and Director	2017	$0	$150,000	$150,000
	2018	$0	$150,000	$150,000
Keith Doyle,	2016	$0	$150,000	$150,000
Director	2017	$0	$150,000	$150,000
	2018	$0	$150,000	$150,000
Suhail Matthias,	2016	$0	$150,000	$150,000
Director	2017	$0	$150,000	$150,000
	2018	$0	$150,000	$150,000
R. Todd Reynold,	2016	$0	$150,000	$150,000
Director/CRO	2017	$0	$150,000	$150,000
	2018	$0	$150,000	$150,000
James Kingsborough	2016	$0	$150,000	$150,000
Director	2017	$0	$150,000	$150,000
	2018	$0	$150,000	$150,000
Ronald Silberstein	2016	$0	$150,000	$150,000
Former Director/COO	2017	$0	$150,000	$150,000
	2018	$0	$0	$0
J Harold Hatchett III	2016	$0	$150,000	$150,000
Former Director/CFO	2017	$0	$150,000	$150,000
	2018	$0	$0	$0
John Thompson	2016	$0	$150,000	$150,000
Director/CLC	2017	$0	$150,000	$150,000
	2018	$0	$150,000	$150,000
Donald E. Williams	2016	$0	$150,000	$150,000
Director	2017	$0	$150,000	$150,000
	2018	$0	$150,000	$150,000
Tim Cahill	2016	$0	$0	$0
Director (Non-Governing)	2017	$0	$12,500	$12,500
	2018	$0	$150,000	$150,000
Ian Whelan	2016	$0	$150,000	$150,000
Director (Non-Governing)	2017	$0	$150,000	$150,000
	2018	$0	$150,000	$150,000

Outstanding Equity Awards

The following table sets forth the outstanding equity awards as of fiscal year ending July 31, 2018:

			Non-equity	Nonqualified
		Option	Incentive plan	compensation
Name and Title	Year	awards	Compensation	earnings	Total
Debra Mathias	2016	$0	$0	$0	$0
Chairman, CEO	2017	$108 (2)	$0	$0	$108
	2018	$0	$0	$0	$0
R. Todd Reynold,	2016	$92 (1)	$0	$0	$92
Director/CRO	2017	$38 (1)	$0	$0	$38
	2018	$0	$0	$0	$0
Ronald Silberstein	2016	$92 (1)	$0	$0	$92
Director/COO	2017	$38 (1)	$0	$0	$38
	2018	$0	$0	$0	$0
J Harold Hatchett III	2016	$92 (1)	$0	$0	$92
Former Director/CFO	2017	$38 (1)	$0	$0	$38
	2018	$0	$0	$0	$0
John Thompson	2016	$92 (1)	$0	$0	$92
Director/CLC	2017	$38 (1)	$0	$0	$38
	2018	$0	$0	$0	$0
Steve Trout	2016	$0	$0	$0	$0
Secretary/Treasurer	2017	$108 (2)	$0	$0	$108
	2018	$0	$0	$0	$0
Keith Doyle	2016	$0	$0	$0	$0
Director	2017	$108 (2)	$0	$0	$108
	2018	$0	$0	$0	$0
James Becker	2016	$0	$0	$0	$0
Director/President	2017	$108 (2)	$0	$0	$108
	2018	$0	$0	$0	$0
Jimmy Kingsborough	2016	$0	$0	$0	$0
Director	2017	$108 (2)	$0	$0	$108
	2018	$0	$0	$0	$0
Shahjahan Charles Mathias	2016	$0	$0	$0	$0
Director/Vice CEO	2017	$108 (2)	$0	$0	$108
	2018	$0	$0	$0	$0
Suhail Mathias	2016	$0	$0	$0	$0
Director	2017	$108 (2)	$0	$0	$108
	2018	$0	$0	$0	$0

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

•

800,000 on the Grant Date, described above; and

•

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

•

800,000 on the Grant Date, described above; and

•

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

Name and Position	Address	Shares Owned	Percent of Class(1)
Shah Mathias, Founder, Head of Mergers and Acquisitions and Business Development, and non-board member	2575 Eastern Blvd York, PA 17402	826,000,000	55.9%
James Becker, Director, President	85 Sheldon Dr Red Lion, PA 17356	5,600,000(3)	*
Steve Trout, Director, Secretary; Treasurer	124 Nina Dr York, PA 17402	4,500,000(3)	*

Shahjahan C Mathias, Director	124 Nina Dr York, PA 17402	5,640,000(3)	*
Donald Williams, Director	2405 Whitehass Circle Winter Park, FL 32792	4,400,000(3)	*
Keith Doyle, Director	1755 St John's Church Rd Concord, NC 28025	5,200,000(3)	*
Suhail Matthias, Director	Essex SS7 1QB United Kingdom	5,640,000(3)	*
Debra Mathias, Chief Executive Officer & Director	1038 Woodridge Rd. Red Lion, PA 17356	5,300,000(3)	*
Robert Todd Reynold, Chief Risk Officer & Director	515 Robert Daniel Dr. #1315 Charleston, SC 29492	5,221,000(3)	*

John W Thompson Jr General Counsel & Director	1760 Felton Road Felton, PA 17322	2,200,000(3)	*
James D Kingsborough, Director	6 Wellington Ct. Carlisle, PA 17013	5,468,000(3)	*
Robert Choiniere, Chief Financial Officer & Director	709 Willowcrest Dr. Gibsonia, PA 15044	1,800,000(4)	*
Bryan Elicker, Chief Operations Officer & Director	4770 Bull Rd. Dover, PA 17315	1,800,000(4)	*
Total Shares Officers/Directors		52,769,000	3.57%

* Less than 1%

(1) Based on 1,062,522,134 shares of common stock outstanding as of the date of this Form 10-K, October 15, 2019.

(2) Assumes all shares offered by the beneficial owners and management are sold.

(3) Directors have the ability to acquire up to 2,000,000 shares as referenced in the 2015 Equity Incentive Plan and 1,200,000 shares are available as of this date.

(4) Directors have the ability to acquire up to 2,000,000 shares as referenced in the 2015 Equity Incentive Plan and 800,000 shares are available as of this date.

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

The related entity(s) are under contract with the Company to act as Master General Contractor by way of “Master Agreements for Construction for Related Entities” to build out the ancillary development for fee. The Company then will act according to its own business model to provide Master Construction Services and Master Consulting Services working with one or more of the related non-profits for issuing of bonds and will work with well-established construction management, engineer, architectural firms and established construction firms in the United States to build out the ancillary development for the related entity(ies). Upon the debt being paid back in full the related entity will own the ancillary project. Under certain Opportunities License Agreements and contracts with for profit related parties, the Company will be entitled to twenty five percent of the profit sharing as part of the post construction revenue from business operations. The Company will also receive through “Master Consulting Agreements” a fee from the bond proceeds for consulting for the related entity(ies).

Private Entity projects other than ATFI, will be negotiated and contracted by one or more of the related entity(s) who will then engage financing mechanism through one of the related non-profits to build out the project. The related entity is under contract with the Company to act as Master General Contractor by way of “Master Agreements for Construction for Related Entities” to build out the project for fee. The Company then will act according to its own business model to provide Master Construction Services and Master Consulting Services working with one or more of the related non-profits for funding and will work with well-established construction management, engineer, architectural firms and established construction firms in the United States to build out the project for the related entity(s) State or Private Entity client. Upon the debt being paid back in full the related entity will own the project in the case of a State project and it may or may not own the project in the case of a private entity project. In all cases the related entity(s) will accept and reserve all ancillary development unto itself. The Company then will act according to its own business model to provide Master Construction Services and Master Consulting Services working with one or more of the related non-profits for funding and working with well-established construction management, engineer, architectural firms and established construction firms in the United States to build out the ancillary development for the related entity(ies). Upon the debt being paid back in full the related entity will own the ancillary project. Under certain Opportunities License Agreements and contracts with for profit related parties, the Company will be entitled to twenty five percent of the profit sharing as part of the post construction revenue from business operations. The Company will also receive through “Master Consulting Agreements” a fee from the bond proceeds for consulting for the related entity(ies).

Shah Mathias, Founder, Head of Mergers and Acquisitions and Business Development, and non-board member of the Company, has established the following related entity(s) and related non-profits to feed work to the Company and assume all liability for debt incurred.  The Company will also manage for fee all revenue producing projects upon full payment of project bonds by the project sponsor.

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

Footnotes:

1. Penndel Land Co. is 100% owned by Mr. Mathias, the Company has no ownership of shares in this related entity

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firms of Marcum, LLP and Weinberg & Baer LLC for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	Year Ended July 31,
	2018	2017

Marcum, LLP/GBH CPAs, PC	$ 80,000	$ 54,000
Weinberg & Baer LLC	$ –	$ 11,600

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended July 31, 2018 and 2017.

The Company currently have an audit committee serving and have started accruing salaries beginning November 1, 2016. The total amounts accrued to year-end July 31, 2018 is $630,000. The audit committee will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  The Company does not rely on pre-approval policies and procedures.

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

Date: October 15, 2019

By:

/s/ Robert Choiniere

Robert Choiniere

Chief Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME

OFFICE

DATE

/s/ Debra Mathias

Debra Mathias

Director

October 15, 2019

/s/ James Becker

James Becker

Director

October 15, 2019

/s/ Shahjahan C. Mathias

Shahjahan C. Mathias

Director

October 15, 2019

/s/ Donald E. ("Nick") Williams, Jr.

Donald E. ("Nick") Williams, Jr.

Director

October 15, 2019

/s/ Suhail Matthias

Suhail Matthias

Director

October 15, 2019

/s/ Steve Trout

Steve Trout

Director

October 15, 2019

/s/ Robert Todd Reynold

Robert Todd Reynold

Director

October 15, 2019

/s/ Bryan Elicker

Bryan Elicker

Director

October 15, 2019

/s/ Keith A. Doyle

Keith A. Doyle

Director

October 15, 2019

/s/ James Kingsborough

James Kingsborough

Director

October 15, 2019

/s/ John Thompson

John Thompson

Director

October 15, 2019