Form 10-K/A
period 2018-07-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2019-11-06
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Ameri Metro, Inc. (referred to as “we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2019 (the “Original Form 10-K”). This Amendment No. 1 amends the Original Form 10-K to include the Interactive Data Files and to correct Notes 3 and Notes 4 to the Consolidated Financial Statements for periods ending July 31, 2018 and 2017 in Item 8.

In connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, the Company is including with this Amendment No. 1 correctly dated certifications, required by Rule 13a-14(a) under the Exchange Act, by its chief executive officer and principal financial officer and the exhibits that were not filed due to time constraints.

AMERI METRO, INC.

TABLE OF CONTENTS

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

These are the 4 Non-Profit entities with the ability to officiate Master Bond Indentures when sponsored by a state end user:

1.Alabama Toll Facilities, Inc. (ATFI)  (A Non-Related Party)

2.Hi Speed Rail Facilities, Inc. (HSRF)(A Related Party)

3.Hi Speed Rail Facilities Provider, Inc. (HSFP)(A Related Party)

4.Global Infrastructure Finance & Development Authority (GIF&DA)(A Related Party)

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

The Company has a six stage process for potential future project opportunities:

1.Management’s Decision to take on a project

2.Enter into Letters of Intent, Agreements, Construction Contracts

3.Obtain State(s) sponsorship of the project through legislative actions (where applicable)

4.Engineering and Design Studies, Architectural Design, Feasibility Studies

5.Raise Capital through Bond Financing and/or Company stock offerings or other borrowings

6.Management of the physical construction as a general contractor

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

The major elements of the infrastructure for the current potential projects as part of the Company’s planned activities are stated below:

Trade and Transportation Corridors

•Development of container ports for Class C, D and E ships

•Development of inland transportation corridors including new greenfield highways and railroads

•Building of inland ports and multimodal transportation centers

•Development of new urban centers along the new infrastructure

•Development of ancillary facilities including airport (express service), distribution centers, and logistics centers.

High Speed Rail

•Development of modern rail equipment operating at speeds exceeding 250 mph

•Use rail to connect rural, small urban and major metropolitan areas

•Track improvement, including replacement and upgrades, additional sidings, signal and communications systems, and grade-crossing improvements

•Building of new greenfield routes

•Construction or improvement of railroad grade crossings and passenger stations

•Acquiring new train equipment including train sets and spares

Transportation Infrastructure

Development of new road systems to accommodate driverless cars and trucks, including electric cars and infrastructure to support the highway and rail systems that will be used in Trade and Transportation Corridors and the High Speed Rail Systems.

Supporting Ancillary Development

•Development or expansion of a feeder bus system linking outlying areas to railroad stations

•Operation of a "hub-and-spoke" passenger rail system providing service to and through one or more major hubs to locations throughout the United States

•Provision of multi-modal connections to improve system access, hotels, retail, parking garages, sorting facilities / distribution facilities

Supporting Transportation Systems

•Ancillary development opportunities, airports, inland ports, sea ports, toll roads and technology parks

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

In order to support the functionality of financial structure between the end user, whether public or private, and the non-profit, whether related or non-related, Shah Mathias created the sixteen related entities listed below of which the Company owns 25% of each via non-voting common shares, with the remaining 75% (and 100% voting control) owned by Mr. Mathias. The Company acting in its Master Consulting role will be the conduit between one or more of nine related entities who will secure by contract the project from the end user and approach the non-profits for bond offering of the project. The construction management services will be performed by one or more of the largest construction management firms in the United States by utilizing existing well-

established construction firms in or near the project location to perform the physical work on each project. The Company’s consulting staffing needs are already in place and any additional needs can be met easily. Once a project is started, the consulting management team of the Company would rely heavily on the work force of some of the largest construction management firms in the country. The seventeenth related entity, HSRF Trust, was created to place the bond offering revenue in trust managed by agreements with ING (now Voya).

1.HSR Freight Line, Inc.

2.HSR Passenger Services, Inc.

3.HSR Technologies, Inc.

4.HSR Logistics, Inc.

5.KSJM International Airport, Inc.

6.Port of Ostia, Inc.

7.Port of De Claudius, Inc.

8.Atlantic Energy & Utility Products, Inc.

9.Malibu Homes, Inc.

10.Ameri Cement, Inc.

11.Lord Chauffeurs LTD.

12.Penn Insurance Services LLC

13.Cape Horn Abstracting

14.Eastern Development & Design, Inc.

15.Slater & West, Inc.

16.Platinum Media Inc.

17.HSRF Trust

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

A.Maintenance for train engines, rail cars and rail track through a maintenance agreement with equipment lease holders.

B.Total maintenance for all Industrial sites for assembly plants, train stations, train terminals, manufacturing plants, parts distribution centers, rail roads, rail crossings, rail yards, cargo terminals, parking lot, parking garages, hotel, motels, food and beverage vending machines, all retail shopping centers, office complexes and all on/off site improvements.

C.The airline industry is congested throughout existing terminal space. The proposed KSJM International Airport in Alabama will offer services to eliminate burden on existing terminal space for airline carriers. Federal Aviation Administration (FAA) certified inspection stations will service the airline industry. This company will also provide marine services, oil platforms and petro chemical industry services due to proximity to the Gulf of Mexico.

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

a)Passenger Terminals, operated by HSR Passenger Services Inc.

b)Air Cargo Terminals, operated by Port of Ostia, Inc.

c)Corporate Jet Center Terminal

d)International Airline, FAA inspections maintenance service terminals, operated by KSJM International Airport, Inc.

e)Domestic Airline FAA inspection maintenance service terminals, operated by HSR Technologies Inc.

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

1.AMERI as the agent and representative of CARTEL shall perform all required tasks and actions to develop and construct the Project as agent and representative of CARTEL without limitation by taking such actions as necessary to secure the first and future phases of the financing applicable to the design, planning, engineering and related soft and hard costs of the construction of the Project and related activities.  The specifications, designs, construction standards, subcontractor agreements, insurance requirements, hiring and employment policies and similar items shall be developed by AMERI, subject to approval by CARTEL, and as necessary offered for review and approval by appropriate governmental and regulatory agencies.

2.AMERI shall assure that the Project is constructed according to specifications and requirements imposed by the Federal Railroad Administration (FRA).  The work done by AMERI through itself, its contractors, subcontractors, agents, employees and affiliated organizations, shall be subject to inspections as mandated by law to demonstrate compliance with all applicable standards.  AMERI shall be responsible for coordinating all construction of the Project including construction work performed by subcontractors and others.  AMERI shall supervise all phases of the construction of the Project, and it shall be responsible to CARTEL for all acts or omissions of its employees, subcontractors, agents, consultants and other parties under its control.  AMERI shall contract with all subordinate parties in its own name and behalf and not in the name of or on behalf of CARTEL unless later agreed upon by the parties.  AMERI shall provide to CARTEL, on an on-going basis, a list of all subcontractors and others engaged by AMERI for work on the project, together with correct and complete copies of all contracts and agreements with such parties.

3.The engagement of any subcontractor or subordinate parties for work on the project shall not excuse AMERI from complying in all respects with this contract.  AMERI shall have full responsibility for every portion of the construction of the Project furnished or performed by any subcontractor or subordinate party and every act or omission (whether willful, negligent or otherwise) of AMERI’s employees, subcontractors and their employees, and all other parties engaged for work upon the Project.  All construction, acts and omissions of any party participating in the construction of the Project shall be deemed those of AMERI for the purposes of this agreement.   AMERI shall be responsible for assuring that the construction of the Project is performed in a good and workmanlike manner and in accordance with the highest standards of care for the industry.  AMERI shall take all reasonable precautions to prevent injury, damages or loss to persons or property throughout the Project, including especially issues of environmental protection.

4.The term of this Agreement shall continue until the completion of the Project and thereafter unless and until terminated by mutual agreement of CARTEL and AMERI and it may continue into if not so terminated.

5.The parties agree that the face amount of the contract between them for CARTEL to complete the Projects shall be determined by the face amount of each Master Trust Indenture less unrelated construction and land cost at cost plus forty percent (40%), plus two percent (2%) over the adjustment for the increase in inflation regardless of the cost to AMERI to perform the required services hereunder.

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

6.The parties agree that this Agreement is not intended to create, nor shall it create, a partnership between them or any business relationship other than that specifically created by the terms hereof.  Likewise, no partnership or other business relationship shall be created between CARTEL, AMERI and any subcontractors or subordinate parties contracted to work on the Project.

7.The business and affairs of the Project shall be controlled by AMERI without the requirement that the approval of CARTEL be obtained for any actions taken, subject only to the submission of such reports and accountings being furnished by AMERI to CARTEL as the parties may agree from time to time.  Detailed and complete records of all aspects of the Project shall be kept by CARTEL and AMERI for their use and for inspection by any third parties, agencies, regulators or others authorized by law or agreement to access them.

8.AMERI may conduct the business of the Project from such location or locations as it may elect, whether in the State of Delaware, the Commonwealth of Pennsylvania, or elsewhere.  However, as stated below, Pennsylvania law shall govern this agreement.

9.AMERI may act through such subagents and subcontractors, attorneys and representatives as it deems necessary in its sole discretion; and to compensate such parties under such terms as it may agree.

10.The funding for the Project shall be raised through the issuance of bonds through a marketing plan determined by AMERI, and all proceeds thereof shall be deposited in custodial accounts administered by fiduciaries and according to such terms as CARTEL TRUST shall institute for the safekeeping and distribution according to sound business practices.  AMERI shall act as Sponsor for the CARTEL Direct Offering and Bond Issuer.

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

1.HSRF hereby appoints AMERI as its agent and representative to perform all required tasks and actions to develop and construct the Project as agent and representative of HSRF without limitation by taking such actions as necessary to secure the first and future phases of the financing applicable to the design, planning, engineering and related soft and hard costs of the construction of the Project and related activities.

2.AMERI hereby accepts such appointment and agrees to perform as agent and representative of HSRF as specified.

3.The term of this Agreement shall continue until the completion of the Project and thereafter until terminated by mutual agreement of HSRF and AMERI, and it may continue into if not so terminated.

4.AMERI shall be compensated for arranging financing and developing the sponsorship mechanism for the Project by a specific fee equal to one and one half percent (1.5%) of the face amount of the master indenture. Additionally, services other than arranging financing that are performed by AMERI for HSRF financing shall be compensated in accordance with separate agreements addressing other aspects of the Project. In addition to the payment of fees for its services AMERI shall be entitled to prompt reimbursement of all costs and expenses advanced or incurred by it in furtherance of its duties hereunder. All fees are deemed earned upon delivering of a bond indenture document, HSRF is responsible for additional financing fees to direct or indirect financiers, a mortgage banker, or financing facilitator.

5.The parties agree that this Agreement is not intended to create, nor shall it create, a partnership between them or any business relationship other than that specifically created by the terms hereof.

6.The business and affairs of the Project shall be controlled by AMERI without the requirement that the approval of HSRF be obtained for any actions taken, subject only to the submission of such reports and accountings being furnished by AMERI METRO to HSRF as the parties may agree from time to time.

7.AMERI may conduct the business of the Project from such location or locations as it may elect, whether in the UNITED KINGDOM, the Commonwealth of Pennsylvania, or elsewhere.

8.AMERI may act through such subagents and subcontractors, attorneys and representatives as it deem necessary in its sole discretion; and to compensate such parties under such terms as it may agree.

9.The funding for the Project shall be raised through the issuance of bonds through a marketing plan determined by AMERI, and all proceeds thereof shall be deposited in custodial accounts administered by fiduciaries and according to such terms as AMERI METRO shall institute for the safekeeping and distribution according to sound business practices.  AMERI shall act as Sponsor for the HSRF Direct offering and Bond Issuer, stock offering.

10.AMERI shall maintain current and complete records of all aspects of its performance on behalf of HSRF and in furtherance of the Project, with such records being available to HSRF and to other parties as legally required.  Such records shall be examined and audited by independent auditors and accountants selected by AMERI, with such statements of account being rendered as required by good accounting practices.

11.AMERI shall comply with all legal requirements of all applicable agencies and jurisdictions for the project, including but not limited to labor and hiring practices, compensation of subcontractors and workers, and taxes and insurance. In order to assure such compliance, AMERI may employ attorneys and advisors as it may in its sole discretion determine, securing such legal advice and opinions as will reasonably protect the Project and the parties thereto.

12.AMERI shall maintain during and after the completion of the Project all records of the Project, and they shall be available for inspection as required by law and the agreement of the parties.

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

The Company’s (current) Six Stage Process for Port Trajan:

1.Managements Final Investment Decision to take on a projectCompleted

2.Enter into Letter of Intents, Agreements, Construction Contracts Completed

3.To have the State(s) sponsor the project by legislative actions (where applicable)N/A

4.Engineer and design studies, Architectural Design, Feasibility StudiesStarted

5.Raising Capital through Bond Financing or Company stock offeringsS-1 submitted

6.Management of the physical construction as a general contractor   Est. 90 days after effective S-1

Footnotes:

1)There are 4.2 million sq. ft. of warehouse space approved to date with permits available today.

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

1.Design built inland port called Port De Claudius, Inc.;

2.Design built airport called Sarah Jewel Mathias International Airport (KSJM);

3.Design built air cargo port called Port of Ostia;

4.Design built railroad and train stations;

5.Design built Fiber Optic Lines;

6.Design built All Utilities underground or overhead;

7.Design built Power Grids;

8.Design built Cell Phone Towers;

9.Design built Motels, Travel Plazas, Fast Food Establishments;

10.Design built Outdoor Advertisements, Signage;

11.Design built Natural Gas Pipelines & Distillate Pipelines;

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

Mobile Intermodal Corridor, Research Review Team

Team MemberAffiliation

•Dr. Mark Burton, PhDUniversity of Tennessee

•Dr. David Clarke, PhDUniversity of Tennessee

•Mr. Rick TuckerPort of Huntsville, AL

•Mr. Jimmy LyonsPort of Mobile, AL

•Dr. Craig Phillip, PhDVanderbilt University

•Dr. Ted Grossardt, PhDUniversity of Kentucky

•Mr. Kent SowardsMarshall University

•Dr. Mike Hicks, PhDBall State University

•Mr. Scott HercikAppalachian Regional Commission

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
SAN ANTONIO
HOUSTON
PASADENA
BEAUMONT
LAFAYETTE
BATON ROUGE
NEW ORLEANS
METAIRIE
CORPUS CHRISTI
LAREDO
MCALLEN
BROWNSVILLE
SHREVEPORT
LITTLE ROCK
GREEN BAY
MADISON
MILWAUKEE
ROCKFORD
AURORA
CHICAGO
JOLIET
GARY
SOUTH BEND
GRAND RAPIDS
FLINT
LANSING
WARREN
ANN ARBOR
DETROIT
TOLEDO
FORT WAYNE
PEORIA
SPRINGFIELD
INDIANAPOLIS
DAYTON
COLUMBUS
CINCINNATI
ST. LOUIS
LOUISVILLE
EVANSVILLE
LEXINGTON-FAYETTE
CLARKSVILLE
NASHVILLE-DAVIDSON
KNOXVILLE
MEMPHIS
CHATTANOOGA
HUNTSVILLE
BIRMINGHAM
ATLANTA
ATHENS
JACKSON
MONTGOMERY
COLUMBUS CITY
MOBILE
AUGUSTA
COLUMBIA
SAVANNAH
TALLAHASSEE
JACKSONVILLE
ORLANDO
CLEARWATER
TAMPA
ST PETERSBURG
CAPE CORAL
PEMBROKE PINES
FORT LAUDERDALE
HIALEAH
MIAMI
CLEVELAND
AKRON
ERIE
PITTSBURGH
ALLENTOWN
ROCHESTER
BUFFALO
SYRACUSE
SPRINGFIELD
HARTFORD
WATERBURY
PATERSON
NEW HAVEN
STAMFORD
ELIZABETH
PHILADELPHIA
MANCHESTER
LOWELL
BOSTON
WORCESTER
PROVIDENCE
BALTIMORE
ARLINGTON
WASHINGTON
ALEXANDRIA
RICHMOND
NEWPORT NEWS
HAMPTON
PORTSMOUTH
VIRGINIA BEACH
WINSTON-SALEM
GREENSBORO
DURHAM
RALEIGH
CHARLOTTE
FAYETTEVILLE

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

The Company’s (current) Six Stage Process for Alabama Toll Road Facility Inc. (ATFI):

1.Managements Final Investment Decision to take on a projectCompleted

2.Enter into Letter of Intents, Agreements, Construction Contracts Completed

3.To have the State(s) sponsor the project by legislative actions (where applicable)Completed

4.Engineer and design studies, Architectural Design, Feasibility StudiesStarted

5.Raising Capital through Bond Financing or Company stock offeringsS-1 submitted

6.Management of the physical construction as a general contractor        Within 12 months of bond capital

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

The Company’s (current) Six Stage Process for Appalachian Regional Commission (ARC):

1.Managements Final Investment Decision to take on a projectCompleted

2.Enter into Letter of Intents, Agreements, Construction Contracts Being Negotiated

3.To have the State(s) sponsor the project by legislative actions (where applicable)TBD

4.Engineer and design studies, Architectural Design, Feasibility StudiesStarted

5.Raising Capital through Bond Financing or Company stock offeringsS-1 submitted

6.Management of the physical construction as a general contractorTBD

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

The Company’s (current) Six Stage Process for ATLANTA-LOUISVILLE-BIRMINGHAM-JACKSONVILLE

1.Managements Final Investment Decision to take on a projectCompleted

2.Enter into Letter of Intents, Agreements, Construction Contracts Being Negotiated

3.To have the State(s) sponsor the project by legislative actions (where applicable)Completed

4.Engineer and design studies, Architectural Design, Feasibility StudiesStarted

5.Raising Capital through Bond Financing or Company stock offeringsS-1 submitted

6.Management of the physical construction as a general contractorTBD

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

The Company’s (current) Six Stage Process for Florida-Alabama TPO

1.Managements Final Investment Decision to take on a projectCompleted

2.Enter into Letter of Intents, Agreements, Construction Contracts Being Negotiated

3.To have the State(s) sponsor the project by legislative actions (where applicable)Completed

4.Engineer and design studies, Architectural Design, Feasibility StudiesStarted

5.Raising Capital through Bond Financing or Company stock offeringsS-1 submitted

6.Management of the physical construction as a general contractorTBD

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

The Company’s (current) Six Stage Process for Yuma Arizona Intermodal Port

1.Managements Final Investment Decision to take on a projectCompleted

2.Enter into Letter of Intents, Agreements, Construction Contracts Completed

3.To have the State(s) sponsor the project by legislative actions (where applicable)Completed

4.Engineer and design studies, Architectural Design, Feasibility StudiesStarted

5.Raising Capital through Bond Financing or Company stock offeringsS-1 submitted

6.Management of the physical construction as a general contractorTBD

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

The airfield component of the commercial airport has been envisioned to accommodate the next generation’s mega-sized aircraft. Many airports around the world are finding it difficult to handle the largest aircraft that are currently in service, such as the Airbus A380. Most of the existing airports around the world are constrained by physical barriers that inhibit their ability to expand to accommodate the massive size of the aircraft that operate today. This will not be an issue at KSJM. The airport will have four parallel runways measuring 18,000 feet long and 250 feet wide as well as a crosswind runway measuring 12,000 feet long and 250 feet wide. Design criteria for the taxiway system, aircraft parking areas and the runways have been planned to accommodate new large aircraft of today as well as the next generation aircraft of tomorrow. Sarah Jewel Mathias International Airport (KSJM) and Port of Ostia commercial airport components:

▪Four 18,000’ x 250’ Runways

▪24/7 Air Traffic Tower - No Curfew

▪Unrestricted Airspace

▪R & D Facilities

▪1,600-acre Inland Rail Port

▪Town Center

▪2,300-acre Industrial Park

▪Competitive Rates

▪Incentives

▪Greenfield Site

▪Design/Build-to-Suit (Expandable)

▪1,800-acre Airport Business Park

▪Shipping & Receiving (Logistics)

▪State-of-the-Art Facilities

▪Customer Reception Center

▪Corporate Aircraft Ramp

▪Nearby Residential/Retail/Hotel

▪Aviation Maintenance

▪Aviation Manufacturing

▪Corporate Housing

▪24/7 U.S. Customs Port of Entry

▪Full-Service Fixed-Based Operator

▪Research & Development

▪Flight Testing Facilities

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

The Company’s (current) Six Stage Process for KSJM International Airport, Inc. (KSJM)

1.Managements Final Investment Decision to take on a projectCompleted

2.Enter into Letter of Intents, Agreements, Construction Contracts Completed

3.To have the State(s) sponsor the project by legislative actions (where applicable)N/A

4.Engineer and design studies, Architectural Design, Feasibility StudiesStarted

5.Raising Capital through Bond Financing or Company stock offeringsS-1 submitted

6.Management of the physical construction as a general contractorTBD

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

The Company estimates that Portus De-Jewel Mexico domestic economic impact overflow to the United States of America would be:

o1.1 million jobs

o$89.2 billion trade value in trade corridors of Arizona and California

o$223 billion in U.S. trade value

o$5.1 billion in state tax revenue

o$21.5 billion in federal tax revenue

oPort customers will contribute about $760 million in ancillary trade value to Arizona and California

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

The Company’s (current) Six Stage Process for Portus De-Jewel Mexico

1.Managements Final Investment Decision to take on a projectCompleted

2.Enter into Letter of Intents, Agreements, Construction Contracts Completed

3.To have the State(s) sponsor the project by legislative actions (where applicable)TBD

4.Engineer and design studies, Architectural Design, Feasibility StudiesStarted

5.Raising Capital through Bond Financing or Company stock offeringsS-1 submitted

6.Management of the physical construction as a general contractorTBD

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

The advantages of the Damar TruckDeck system are as follows:

1.Organize gear in removable containers with the DAMAR Load-N-Go™ containers, easily converting a truck's usage by quickly swapping containers.

2.Protect items in lockable hatches. Lockable, repositionable hatches protect items in the Load-N-Go™ containers from theft and weather while a rear hatch allows the full length of the bed to be used for securing longer materials.

3.Ability to haul large items. The recessed CargoDeck surface is built to support and haul large materials and equipment, and by maintaining some bed wall height there is no need to strap items down.

4.Can be installed or removed in minutes by one person with no tools and no drilling. The Damar Corporation has entered into contracts for sale of its Damar TruckDeck with Lowe's, The Home Depot, Advanced Auto Parts, Sam's Club, Costco and Meyer Distributing.

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

The Company’s (current) Six Stage Process for HSR Technologies Inc. Manufacturing Site

1.Managements Final Investment Decision to take on a projectCompleted

2.Enter into Letter of Intents, Agreements, Construction Contracts Completed

3.To have the State(s) sponsor the project by legislative actions (where applicable)N/A

4.Engineer and design studies, Architectural Design, Feasibility StudiesStarted

5.Raising Capital through Bond Financing or Company stock offeringsS-1 submitted

6.Management of the physical construction as a general contractorTBD

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

Employees

Yearly Salaries:

Employees Yearly Salaries:

Founder – Shah Mathias$1,200,000

Chairman CEO – Debra Mathias$1,200,000

Vice Chairman – Shanjahan Mathias$750,000

President – James Becker$650,000

Secretary – Steve Trout$600,000

Interim CFO – Robert Choiniere$375,000

Chief Risk Officer – Robert Todd Reynold$500,000

Chief Legal Counsel – John Thompson$500,000

General Manager – Kevin Carleton$160,000

Each Director $150,000

Each Independent Director$120,000

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

The Company amended its Certificate of Incorporation to change its existing authorized preferred and common shares from the current shares to the following:

•Preferred Shares: 200,000,000 (Two hundred Million) par value .000001.

•Class “A” 7,000,000 (Seven  Million Class “A” common shares) these shares have 1000 : 1 voting right compared to all other Class of shares and have equal dividend rights as all other Class of  shares, par value $0.000001.

•Class “B” 4,000,000,000 (Four Billion Class “B” common shares) with voting and dividend rights, par value $0.000001.

•Class “C” a/k/a Equity Participation Dividend Shares 4,000,000,000 (Four Billion Class “C” common shares) with no voting rights but with dividend rights, par value $0.000001.

•Class “D” a/k/a Equity Participation Shares 4,000,000,000 (Four Billion Class “D” common shares) with no voting rights and no dividend rights, par value $0.000001.

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

•Currently in a design phase for road and bridges.

•Multi-Unit rail cars.

•Secured the technology to manufacture railroad ties.

•Relco for manufacturing train sets PRIVATE  LABEL "AMERI METRO " TRAIN SETS BUILD IN AMERICA BY AMERICAN COMPANY

•Secured the technology to manufacture composite Rebar. (C RB).

•Secured NASDAQ Trading symbol “ARMT”

•Successfully Merged with public company

•Secured the technology to manufacture composite debar.

The Company is engaged in development of transportation complex which consist of toll road, inland port and airport.

1.Toll road: secured the construction contract to build 357 miles of toll road (ATFI).

2.Design build inland port called Port De Claudius.

3.Design build airport called Sarah Jewel Mathias International Airport (KSJM).

4.Design build air cargo port called Port of Ostia.

5.Design build railroad and train stations.

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

Future project financing via bond

There are four non-profit organizations:

1.Alabama Toll Facilities, Inc.

2.High Speed Rail Facilities Inc.

3.High Speed Rail Facilities Provider Inc.

4.Global Infrastructure Development & Finance Authority

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

•Use of existing rail rights-of-way to connect rural, small urban and major metropolitan areas;

•Operation of a "hub-and-spoke" passenger rail system providing service to and through one or more major hubs to locations throughout the United States;

•Introduction of modern trail equipment operating at speeds up to 110 mph;

•Provision of multi-modal connections to improve system access;

•Improvement in reliability and on-time performance;

•Development or expansion of a feeder bus system linking outlying areas to railroad stations;

•Acquiring new train equipment including train sets, including spares;

•Communications Systems, and grade-crossing improvements;

•Construction or improvement of railroad grade crossings and passenger stations. High-Speed Rail Facilities, Inc. and The High-Speed Rail Facilities Provider, Inc. are currently finalizing an arrangement with the Company.

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

1)HSR Freight line, Inc. Designed to handle all services for use of track time and trains for freight and freight forwarding services.

2)HSR Passenger Services, Inc. Designed to handle rail ticketing booking, reservations, and food services.

3)HSR Technologies, Inc. Designed to handle all building of suites and manufacturing of trains and rail tracks and provide fiber optics, telecommunications, and related technologies services.

4)HSR Logistics, Inc. Designed to handle all purchasing functions.

5)KSJM International Airport, Inc. Designed to eventually create an airport facility in inland Alabama

6)Port Of Ostia, Inc. Designed to handle all air cargo if and when an airport facility is created.

7)Port of De Claudius, Inc. Designed to handle sea container and port operations.

8)AMERI Cement, Inc. Designed to handle cement needs for building Alabama toll road.

9)Lord Chauffeurs LTD: Designed to operate all passenger ground transportation.

10)Atlantic Energy & Utility Products, Inc. Designed to provide utility and maintenance service to above entities.

11)Penn Insurance Services LLC. Designed to provide insurance service to above entities.

12)Cape Horn Abstracting, Co. Designed to land title examination services.

13)Eastern Development & Design, Inc.  Designed to provide all civil engineering and architectural service.

14)Slater & West, Inc.  Designed to handle contract administration services and work force H R matters.

15)Malibu Homes, Inc. Designed to establish residential home building services.

16)Platinum Media, Inc. Designed to provide all media related services.

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

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

August 8, 2018

AMERI METRO, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2018	July 31, 2017

ASSETS
Current assets
Cash	$306	$ –
Prepaid expenses and deposits	2,940	–

Total current assets	3,246	–

Office equipment, net	1,194	1,720
Prepaid expenses and deposits	–	2,940

Total Assets	$4,440	$ 4,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued expenses	$1,285,448	$286,749
Accrued expenses – related parties	1,282,361	18,741
Accrued compensation expenses – related parties	31,720,348	23,220,245
Loans payable – related parties	979,795	521,539
Stock payable	13,281	13,281

Total Current Liabilities	35,281,233	24,060,555

Loans payable – related parties	–	373,695

Total Liabilities	35,281,233	24,434,250
Commitments and contingencies (Note 9)
Stockholders’ Deficit
Preferred stock, par value $0.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding	2	2
Common stock class A, par value $0.000001, 7,000,000 shares authorized, 1,600,000 shares issued and outstanding	2	2
Common stock class B, par value $0.000001, 4,000,000,000 shares authorized, 990,890,659 shares issued and outstanding	991	991
Common stock class C, par value $0.000001, 4,000,000,000 shares authorized, 48,000,000 shares issued and outstanding	48	48
Common stock class D, par value $0.000001, 4,000,000,000 shares authorized, 48,000,000 shares outstanding	48	48
Additional paid-in capital	5,593,909	5,593,594
Stock subscriptions receivable	(47,000)	(47,000)
Accumulated deficit	(40,824,793)	(29,977,275)

Total Stockholders’ Deficit	(35,276,793)	(24,429,590)

Total Liabilities and Stockholders’ Deficit	$4,440	$4,660

See accompanying notes to consolidated financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended July 31, 2018	Year ended July 31, 2017

OPERATING EXPENSES
General and administrative	$10,800,569	$8,807,896

TOTAL OPERATING EXPENSES	10,800,569	8,807,896

LOSS FROM OPERATIONS	(10,800,569)	(8,807,896)

OTHER INCOME (EXPENSE)
Interest expense	(46,949)	(44,223)

TOTAL OTHER INCOME (EXPENSE)	(46,949)	(44,223)

NET LOSS	$(10,847,518)	$(8,852,119)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	1,088,490,659	1,086,130,405

See accompanying notes to consolidated financial statements.

 AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JULY 31, 2018 AND 2017

	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, August 1, 2016	1,800,000	$ 2	1,600,000	$ 2	990,670,483	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,592,682	$ (47,000)	$ (21,125,156)	$(15,578,383)
Adjustment to shares as result of prior stock split	–	–	–	–	220,176	–	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	912	–	–	912
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(8,852,119)	(8,852,119)
							–	–	–	–
Balance, July 31, 2017	1,800,000	$ 2	1,600,000	$ 2	990,890,659	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,593,594	$ (47,000)	$ (29,977,275)	$(24,429,590)
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	315	–	–	315
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(10,847,518)	(10,847,518)
							–	–	–	–
Balance, July 31, 2018	1,800,000	$ 2	1,600,000	$ 2	990,890,659	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,593,909	$ (47,000)	$ (40,824,793)	$(35,276,793)

See accompanying notes to consolidated financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended July 31, 2018	Year ended July 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,847,518)	$(8,852,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	526	525
Stock-based compensation	315	912
Changes in operating assets and liabilities:
Prepaid expense and deposits	–	8,678
Accounts payable and accrued expenses	998,699	(117,164)
Accrued expenses – related parties	1,263,620	12,196
Accrued compensation expenses – related parties	8,500,103	8,809,998

Cash flows used in operating activities	(84,255)	(136,974)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	84,561	121,862
Repayment of related party loans	–	(12,048)

Cash flows provided by financing activities	84,561	109,814

NET INCREASE (DECREASE) IN CASH	306	(27,160)
CASH, BEGINNING OF YEAR	–	27,160

CASH, END OF YEAR	$306	$ –

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of July 31, 2018 and 2017:

	July 31, 2018	July 31, 2017
Office equipment	$3,663	$ 3,663
Less: accumulated depreciation	(2,469)	(1,943)
Property and equipment, net	$1,194	$ 1,720

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

NOTE 7 – CAPITAL STOCK

The Company currently has authorized 12,207,000,000 shares, consisting of 12,007,000,000 shares of common stock with a par value of $0.000001 per share and 200,000,000 shares of preferred stock with a par value of $0.000001 per share. The pertinent rights and privileges of the authorized capital stock is as follows:

•Class A common stock – 7,000,000 shares, each share having a 1000:1 voting right compared to all other classes of shares and have equal dividend rights as all other classes of shares, and a par value of $.000001 per share;

•Class B common stock – 4,000,000,000 shares, each share with 1 vote, dividend rights, and a par value $0.000001 per share;

•Class C common stock (a/k/a Equity Participation Dividend Shares) – 4,000,000,000 shares with no voting rights, but with dividend rights, and a par value of $0.000001 per share. The Company may issue these shares as it deems necessary, for the purposes including but not limited to: purchasing goods and services for the Company; serving as an investment vehicle in acquisitions; for engaging in long term and short term joint ventures; for engaging in single purpose joint ventures; purchasing commodities, supplies, equipment and other tangible items for current and future projects; for engaging in like-kind exchanges as authorized by Internal Revenue Code Section 1031; for purchase of stocks and other securities; for purchase of real estate; for employee awards; and such other lawful purposes not in conflict with the said Board resolution, the Company Bylaws or applicable law and regulations. In the event Class C shares are used to purchase or complete a project, the initial 7% of the net profits are distributed to the applicable class shareholders. Thereafter, all classes of stock share equally in any dividends;

•Class D common stock (a/k/a Equity Participation Shares) – 4,000,000,000 shares with no voting rights, no dividend rights, and a par value of $0.000001 per share. The Company may issue these shares as it deems necessary, for the following purposes but not limited to: purchasing goods and services for the Company; serving as an investment vehicle in acquisitions; for engaging in long term and short term joint ventures; for engaging in single purpose joint ventures; purchasing commodities, supplies, equipment and other tangible items for current and future projects; for engaging in like-kind exchanges as authorized by Internal Revenue Code Section 1031; for purchase of stocks and other securities; for purchase of real estate; for employee awards; and such other lawful purposes not in conflict with the said Board resolution, the Company Bylaws or applicable law and regulations. In the event Class D shares are used to purchase or complete a project, the initial 7% of the net profits are distributed to the applicable class shareholders. Thereafter, all classes of stock share equally in any dividends; and

•Preferred stock – 200,000,000 shares with no voting rights, no dividend rights, and a par value of $0.000001 per share.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s chief financial officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2018, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2018, based on those criteria. The Company’s management has identified material weaknesses in its internal control over financial reporting related to the following matters:

•A lack of sufficient segregation of duties within members of its accounting staff dedicated to financial reporting functions so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud.

•A lack of sufficient personnel in the accounting function due to the Company’s limited resources with appropriate skills, training and experience to perform certain tasks as it relates to financial reporting.

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

65

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

Vesting. The Options granted under this Agreement shall vest according to the following schedule:

•800,000 on the Grant Date, described above; and

•200,000 annually, on the Grant Date, for six (6) years.

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

Vesting. The Options granted under this Agreement shall vest according to the following schedule:

•800,000 on the Grant Date, described above; and

•200,000 annually, on the Grant Date, for six (6) years.

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

EXHIBITS

3.1Articles of Incorporation (filed with the Form 10 November 9, 2011)

3.2Amended by-laws (filed as part of the Form 8-K/A filed January 18, 2013)

3.3Cert. of Amendment Cert. of Incorporation of Ameri Metro (filed as part of the Form S-1/A filed March 30, 2017)

5.1Opinion of Counsel on legality of securities being registered (filed as part of the Form S-1/A filed March 30, 2017)

10.1Master Indenture Agreement of Alabama Toll Facilities, Inc. (filed with the Form 8-K January 18, 2013)

10.2Master Indenture Agreement of Hi Speed Rail Facilities, Inc. (filed with the Form 8-K January 18, 2013)

10.3Master Indenture Agreement of Hi Speed Rail Facilities Provider, Inc. (filed with the Form 8-K January 18, 2013)

10.4TEMS engagement (filed as part of the Form 8-K/A filed October 16, 2012)

10.5Alabama Indenture Agreement (filed as part of the Form 8-K/A filed October 16, 2012)

10.6High Speed Rail Indenture Agreement (filed as part of the Form 8-K/A filed October 16, 2012)

10.7Damar Agreement (filed as part of the Form S-1/A filed June 28, 2012)

10.8Agreement For Construction (filed as part of the Form S-1/A filed March 30, 2017)

10.9Assignment Agreement For Construction (filed as part of the Form S-1/A filed March 30, 2017)

10.10Payment Agreement to Penndel Land Co

10.11Ameri Metro Inc. / HSR Tech Inc. Licensing of Intellectual Property Agreement

10.12HSR Tech LOI Tech Use Agreement

10.13Opportunity License Agreement Entities

10.14Master Agreement for Construction Nonprofits

10.15Master Agreement for Construction Entities

10.16Consulting Agreement HSRFP Inc.

10.17Consulting Agreement HSRF Inc.

10.18Company Founder Emp. Agreement

10.19Directorship Agreement

10.20Letter of Intent for Port Trajan property (filed with the Registration Statement on Form S-1 filed June 13, 2013)

10.21Port De Ostia Inc. Agreement GTI

10.22C-Bar Marshall Rebar Agreement

10.23Ameri Metro & Jewell LOI

10.24Master Consulting Agreement

10.25Master Trustee Agreement

10.262015 Executive Incentive Compensation Program

10.27 Establishing the Compensation Committee

10.28Amendment to Payment Agreement Penndel Land Co.

10.29Amendment to HSR Technologies Inc. Payment Agreement

10.30Amendment to Damar TruckDeck LLC Payment Agreement

10.31TEMS consent form letter

23.1Consent of Accountants Agreement (filed as part of the Form 10-K filed October 15, 2019)

23.2Consent of Counsel (included in Exhibit 5.1)

31.1CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2CERTIFICATION OF PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

99.1ProAdvisor Valuation report, dated November 1, 2016 (filed as Exhibit 99.1 to the registration statement on Form S-1, filed on November 23, 2016)

99.2ProAdvisor consent letter (filed as Exhibit 99.2 to the registration statement on Form S-1, filed on November 23, 2016)

99.3June 12, 2012 Agreement and Plan of Reorganization (filed as part of the Form 8-K filed June 15, 2012)

99.4Alabama Legislative Act 506 (filed as part of the Form 8-K/A filed October 16, 2012)

99.5Form of subscription agreement for sale of the shares

99.6Intended use of Master Trust Indentures

99.7Florida Alabama TPO Bond Indenture

99.8Alabama Toll Road Bond Indenture

99.9Appalachian Region Commission Bond Indenture

99.10 Atlantic Energy & Utilities Bond Indenture

99.11 High Speed Rail Projects Bond Indenture

99.12Port Freeport & Brazoria Fort Bend Rail District Bond Indenture

99.13High Speed Rail & Ancillary Projects Bond Indenture

99.14Port of Ostia Inc. @ KSJM International Airport Inc. Bond Indenture

99.15Portus De Jewel Mexico Bond Indenture

99.16KSJM International Airport Inc. Bond Indenture

99.17HSR Freight Line Inc. / Phila. Port Bond Indenture

99.18HSR Freight Line Inc. Bond Indenture

99.19HSR Passenger Services Inc. Bond Indenture

99.20HSR Technologies Inc. Bond Indenture

99.21Malibu Homes Inc. Bond Indenture

99.22Platinum Media Inc. Bond Indenture

99.23Port De Claudius Inc. & Port Trajan of Pa. Bond Indenture

99.24Panama Canal – Alabama Port Partnership

99.25Lord Chauffeurs Inc. – Business Jet Center @ KSJM Airport Bond Indenture

99.26HSR Freight Line Inc. & HSR Passenger Services Coast to Coast Rail Bond Indenture

99.27New York – Washington Rail Bond Indenture

99.28Ann Charles International Cargo Airport Bond Indenture

99.29 Texas International Trade Corridor Bond Indenture

99.30Virginia Crescent Line Rail Bond Indenture

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2019By:/s/ Robert Choiniere

Robert Choiniere

Chief Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAMEOFFICEDATE

/s/ Debra Mathias

Debra MathiasDirectorNovember 6, 2019

/s/ James Becker

James BeckerDirectorNovember 6, 2019

/s/ Shahjahan C. Mathias

Shahjahan C. MathiasDirectorNovember 6, 2019

/s/ Donald E. ("Nick") Williams, Jr.

Donald E. ("Nick") Williams, Jr.DirectorNovember 6, 2019

/s/ Suhail Matthias

Suhail MatthiasDirectorNovember 6, 2019

/s/ Steve Trout

Steve TroutDirectorNovember 6, 2019

/s/ Robert Todd Reynold

Robert Todd ReynoldDirectorNovember 6, 2019

/s/ Bryan Elicker

Bryan ElickerDirectorNovember 6, 2019

/s/ Keith A. Doyle

Keith A. DoyleDirector November 6, 2019

/s/ James Kingsborough

James KingsboroughDirectorNovember 6, 2019

/s/ John Thompson

John ThompsonDirectorNovember 6, 2019