Form 10-Q
period 2017-10-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2019-12-30
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _____________

Commission file number: 000-54546

AMERI METRO, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-1877342
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2575 Eastern Blvd. Suite 211 York, Pennsylvania	17402
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 434-0668

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[   ] Yes   [X ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months  (or for such shorter period that the registrant was required to submit such files).

[ ] Yes   [X ] No

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [   ] Yes   [ X ] No

Indicate the number of shares outstanding of each of the registrant's classes of preferred stock and common stock as of the latest practicable date.

Class	Outstanding at December 27, 2019

Preferred Stock, par value $0.00001	1,800,000 shares
Class A Common Stock, par value $0.000001	1,600,000 shares
Class B Common Stock, par value $0.000001	1,062,522,134 shares
Class C Common Stock, par value $0.000001	48,000,000 shares
Class D Common Stock, par value $0.000001	48,000,000 shares

AMERI METRO, INC.

TABLE OF CONTENTS

October 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMERI METRO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2017	July 31, 2017
ASSETS	(Unaudited)
Current assets
Cash	$276	$ –
Prepaid expenses and deposits	2,940	–

Total Current Assets	3,216	–

Office equipment, net	1,588	1,720
Prepaid expenses and deposits	–	2,940

Total Assets	$4,804	$4,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued expenses	$993,800	$286,749
Accrued expenses – related party	334,477	18,741
Accrued compensation expenses – related parties	25,460,660	23,220,245
Loans payable – related parties	924,786	521,539
Stock payable	13,281	13,281

Total Current Liabilities	27,727,004	24,060,555

Loans payable – related parties	–	373,695

Total Liabilities	27,727,004	24,434,250

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, par value $.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding	2	2
Common stock class A, par value $.000001, 7,000,000 shares authorized, 1,600,000 shares issued and outstanding	2	2
Common stock class B, par value $.000001, 4,000,000,000 shares authorized, 990,890,659 shares issued and outstanding	991	991
Common stock class C, par value $.000001, 4,000,000,000 shares authorized, 48,000,000 shares issued and outstanding	48	48
Common stock class D, par value $.000001, 4,000,000,000 shares authorized, 48,000,000 shares outstanding	48	48
Additional paid in capital	5,593,700	5,593,594
Stock subscriptions receivable	(47,000)	(47,000)
Accumulated deficit	(33,269,991)	(29,977,275)

Total Stockholders’ Deficit	(27,722,200)	(24,429,590)

Total Liabilities and Stockholders’ Deficit	$4,804	$4,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended October 31, 2017	Three months ended October 31, 2016

OPERATING EXPENSES
General and administrative	$ 3,281,207	$ 1,693,287

TOTAL OPERATING EXPENSES	3,281,207	1,693,287

LOSS FROM OPERATIONS	(3,281,207)	(1,693,287)

OTHER INCOME (EXPENSE)
Interest expense	(11,509)	(4,768)

TOTAL OTHER INCOME (EXPENSE)	(11,509)	(4,768)

NET LOSS	$ (3,292,716)	$ (1,698,055)

LOSS PER SHARE (BASIC AND DILUTED)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	1,088,490,659	1,042,634,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED OCTOBER 31, 2017 AND 2016

(Unaudited)

	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, August 1, 2017	1,800,000	$ 2	1,600,000	$ 2	990,890,659	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,593,594	$ (47,000)	$ (29,977,275)	$ (24,429,590)
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	106	–	–	106
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(3,292,716)	(3,292,716)
							–	–	–	–
Balance, October 31, 2017	1,800,000	$ 2	1,600,000	$ 2	990,890,659	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,593,700	$ (47,000)	$ (33,269,991)	$ (27,722,200)

Balance, August 1, 2016	1,800,000	$ 2	1,600,000	$ 2	990,670,483	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,592,682	$ (47,000)	$ (21,125,156)	$ (15,578,383)
Adjustment to shares as result of prior stock split	–	–	–	–	104,104	–	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	47	–	–	47
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(1,698,055)	(1,698,055)
							–	–	–	–
Balance, October 31, 2016	1,800,000	$ 2	1,600,000	$ 2	990,774,587	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,592,729	$ (47,000)	$ (22,823,211)	$ (17,276,391)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended October 31, 2017	Three months ended October 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,292,716)	$ (1,698,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	132	131
Stock-based compensation	106	47

Changes in operating assets and liabilities:
Prepaid expense and deposits	–	3,261
Accounts payable and accrued expenses	707,051	(24,128)
Accrued expenses – related parties	315,736	2,953
Accrued compensation expenses – related parties	2,240,415	1,679,975

Cash flows used in operating activities	(29,276)	(35,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	29,552	9,276

Cash flows provided by financing activities	29,552	9,276

NET INCREASE (DECREASE) IN CASH	276	(26,540)
CASH, BEGINNING OF PERIOD	–	27,160

CASH, END OF PERIOD	$ 276	$ 620

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERI METRO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2017

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAPP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s financial statements filed with the Securities and Exchange Commission (“SEC”) on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the consolidated financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited interim condensed consolidated statements do not include all of the information and notes required by U.S. GAAP for complete financial statements.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2017 as reported in Form 10-K, have been omitted.

Principles of Consolidation

The consolidated financial statements present the financial position, results of operations and cash flows for Ameri Metro and its wholly-owned subsidiary, Global Transportation & Infrastructure, Inc. (“GTI”). Intercompany transactions and balances have been eliminated in consolidation.

The financial position, results of operations and cash flows as of, and for the period reported include only the results of operations for Ameri Metro as GTI was inactive for the period from December 1, 2010 to October 31, 2017.

Participating Profits Interest

As at October 31, 2017, the Company has a 25% participating profits interest in sixteen related entities. The remaining 75% participating profits interest (and 100% voting control) is owned by the Company’s majority shareholder. These entities have had no operations, assets, or liabilities, and as of October 31, 2017, the Company’s participating profits interest in these companies was $0.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Due to loss for the period ended October 31, 2017 and 2016, the outstanding options are anti-dilutive. As a result, the computations of net loss per common shares is the same for both basic and fully diluted common stock. Potentially dilutive securities, which include 22,000,000 stock options as at October 31, 2017, and 2016, have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been antidilutive.

Reclassifications

Certain amounts in the prior-period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period statements. These reclassifications had no effect on the reported results of operations.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which, among other things, requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The amendments in this update should be applied under a modified retrospective approach. The new standard is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management does not plan to early adopt this guidance.  The Company’s only lease as at January 1, 2019 is a month-to-month rent agreement for office space.  The month-to-month rent agreement is considered a lease with a term of 12 months or less.  As the lease standard does not require lessees to apply the guidance to arrangements with a lease term of 12 months or less, the Company expects the new standard to have no material impact on its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at October 31, 2017, the Company has a working capital deficiency of $27,723,788 and has accumulated losses of $33,269,991 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

As of October 31, 2017 and July 31, 2017, $923,736 and $894,184, respectively, is due to the majority shareholder and his companies as they paid expenses on behalf of the Company, of which $511,901 and $512,889, respectively is unsecured, non-interest bearing and due on demand, $404,235 (July 31, 2017 - $373,695) is due on October 31, 2018, with an interest rate of 3.50% per annum, and $7,600
(July 31, 2017 - $7,600) is due on demand with an interest rate of 2% per annum. At October 31, 2017 and July 31, 2017, accrued interest on these loans is $22,225 and $18,742, respectively, which is included in accrued expenses – related parties. Effective August 1, 2018 the loans were consolidated with the repayment term extended to April 30, 2021 at an interest rate of 3% per annum.

At October 31, 2017, and July 31, 2017, the Company is indebted to three directors of the Company for an aggregate of $1,050 for expenditures incurred on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

NOTE 4 – STOCK PAYABLE

Effective October 2, 2014, the Company entered into an employment agreement with Mr. Shah Mathias (the Company’s founder and a majority shareholder) for the Head of Mergers and Acquisitions and Business Development, and as non-board member President (See Note 7). According to the agreement, the Company agreed to issue stock options of 1.2% of all authorized stock capitalization to Mr. Shah Mathias at the time of appointment. In addition, the Company agreed to issue shares of common stock equal to 10% of any shares issued under a public offering pursuant to a Form S-1 registration statement; and if shares are issued at such time to any other party Mr. Shah Mathias is to be issued an equal amount of shares. As of October 31, 2017, the Company has not completed its public offering pursuant to a Form S-1 registration statement. On April 3, 2015, the Company amended the employment agreement to eliminate the requirement to issue stock options of 1.2% of all authorized stock capitalization and, instead, agreed to issue Mr. Shah Mathias a total of 1.2% of Class A and Class B shares of common stock, and 1% of Class C and D shares of common stock at the time of the amendment. As of October 31, 2017, the Company has issued 48,000,000 shares of class D common stock and 43,200,000 shares of class C common stock pursuant to the employment agreement, and recorded $13,281 stock payable for unissued stock consisting of 84,000 unissued Class A common stock, 4,800,000 unissued Class B common stock, and 48,000,000 unissued Class D Stock.

NOTE 5 – CAPITAL STOCK

On August 4, 2016 the Company issued 104,104 common shares to correct the amount of shares issued to a shareholder as a result of the forward stock split.

There were no common stock transactions during the three months ended October 31, 2017.

NOTE 6 – STOCK OPTIONS

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

On March 8, 2016, the Company granted 8,000,000 stock options to 4 officers and directors of the Company, exercisable at $42 per share and expire on March 8, 2026. The 8,000,000 options vest according to the following schedule: 3,200,000 options vest immediately and 800,000 vest annually for the next 6 years.  The weighted average grant date fair value of stock options granted was $0.00009 per share. During the three months ended October 31, 2017, and 2016, the Company recorded stock-based compensation of $26 and $47, respectively, on the unaudited condensed consolidated statement of operations.

On November 1, 2016, the Company granted 14,000,000 stock options to 7 officers and directors of the Company, exercisable at $42 per share and expire on November 1, 2026. The 14,000,000 options vest according to the following schedule: 5,600,000 options vest immediately and 1,400,000 vest annually for the next 6 years.  The weighted average grant date fair value of stock options granted was $0.00009 per share. During the three months ended October 31, 2017, and 2016, the Company recorded stock-based compensation of $80 and $nil, respectively, on the unaudited condensed consolidated statement of operations.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding, August 1, 2017	22,000,000	42.00

Granted	–	–

Outstanding, October 31, 2017	22,000,000	42.00	8.77	–

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended October 31, 2017	Three Months Ended October 31, 2016

Expected dividend yield	0%	–
Expected volatility	150%	–
Expected life (in years)	10	–
Risk-free interest rate	1.83%	–

At October 31, 2017, there was $656 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan. There was $nil intrinsic value associated with the outstanding stock options at October 31, 2017.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Related and Non-related Party Agreements

The Company has entered into agreements with related and non-related parties for identified projects. As of October 31, 2017, and through December 30, 2019, the Company has no commitments or obligations under these agreements due to lack of financing and the need for a feasibility study before each project is begun. The Company will be committed to perform agreed upon services once feasibility study is complete and financing is available.

Employee Agreements

The Company has entered into an employment agreement with the Chief Executive Officer (“CEO”) Debra Mathias with an effective date of April 21, 2014. The term of the employment agreements is 3 years, with an annual base salary of $1,200,000.  On April 21, 2017, the agreement was extended to April 21, 2021.

The Company has signed an employment agreement with Mr. Shah Mathias (Company Founder) for the Head of Mergers and Acquisitions and Business Development, and as non-board member President, with an effective date of October 2, 2014. The term of the employment agreement is 20 years, with an annual base salary of $1,200,000 and ten percent (10%) of any revenue producing contract entered into by the Company while the Company Founder is in office, while holding any position under any title, and five percent (5%) of any such revenue producing contract afterward, for the benefit of the Company Founder or his estate, for a period of twenty (20) years. The Company Founder is also eligible to earn an annual bonus award of up to 100% of the annual base salary.  In addition, the Company Founder is entitled to receive shares of the Company’s common stock (See Note 4).

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

As of October 31, 2017, and July 31, 2017, total accrued compensation expenses to related parties related to the above employment agreements were $25,460,660 and $23,220,245, respectively. At October 31, 2017, the Company has accrued payroll taxes of $710,894 related to the accrued compensation expenses.

Operating Lease

On April 30, 2014, the Company terminated its existing office space lease, and entered into a new month to month rent agreement for office space. The new agreement which commenced on November 1, 2015, calls for monthly rent payments of $1,440. The terminated lease agreement has not been resolved as to payment of existing amounts due or as to any early termination fees. According to the lease agreement, the Company’s unpaid rental balance shall bear interest until paid at a rate equal to the prime rate of interest charged by the M&T Bank, plus 2 percent. Late payment charge is $25 per day beginning with the first day following the due date. As of October 30, 2017, and July 31, 2017, the Company recorded unpaid rent expense of $27,753 and $27,753, respectively, and accrued interest and late fee of $116,841 and $110,170, respectively.

Legal Proceedings

On September 14, 2017, the Company received a letter from Zimmerman & Associates, on behalf of J. Harold Hatchett, III and Ronald Silberstein, claiming breach of contract, wrongful termination, and wrongful violations of the Business Corporations Act, and knowingly inaccurate SEC Reporting against the Company and the board of directors. The Company plans to work amicably to come to a settlement. As of October 31, 2017, the Company has accrued $1,263,870 and $1,295,120 in salaries for J. Harold Hatchett III and Ronald Silberstein, respectively.

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

NOTE 8 – INCOME TAXES

At October 31, 2017 and July 31, 2017, the Company’s deferred tax assets consisted of principally net operating loss carry forwards. The material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of accrued expenses and the change in the valuation allowance during the applicable period. The Company has recorded a 100% valuation allowance as management is uncertain that the Company will realize the deferred tax assets.

The Company has not filed its federal and state tax returns for the years ended July 31, 2018 and 2017. The net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of October 31, 2017, the Company had approximately $7.4 million of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2030 unless utilized.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the 2017 Tax Cuts and Jobs Act ("2017 Tax Reform"). The 2017 Tax Reform significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. The Company has reasonably estimated the effects of the 2017 Tax Reform and recorded provisional amounts in the consolidated financial statements. This amount is primarily comprised of the re-measurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21%, from 34%. A blended rate of 26.4% is utilized for the period. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, so we may make adjustments to the provisional amounts (if any). However, management's opinion is that future adjustments due to the 2017 Tax Reform should not have a material impact on the Company's provision for income taxes.  The Company has a full allowance against the deferred tax asset and as a result there was no impact to income tax expense for the periods ended October 31, 2017.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

On August 20, 2018, the Company reserved 100,000,000 Class B shares of common stock in the name of the Ameri Metro, Inc. 2015 Equity Incentive Plan.  The shares are being administered by HSRF Statutory Trust on behalf of the Company. Upon exercise of stock options granted pursuant to the 2015 Equity Incentive Plan, HSRF Statutory Trust will issue the relevant employee, director or consultant shares from trust.

On August 20, 2018, the Company reserved 100,000,000 Class B shares of common stock in the name of the Ameri Metro, Inc. 2018 Equity Incentive Plan.  The shares are being administered by HSRF Statutory Trust on behalf of the Company. Upon exercise of stock options granted pursuant to the 2018 Equity Incentive Plan, HSRF Statutory Trust will issue the relevant employee, director or consultant shares from trust.

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

On September 18, 2018, the Company reserved 150,000,000 Class B shares of common stock in the name of the Ameri Metro, Inc. Trust, for the purpose of any future purchases of commodities, supplies, equipment and other tangible items for current and future projects.  The shares are being administered by the HSRF Statutory Trust on behalf of the Company and will be issued out of trust when the Company deems it appropriate to issue Class B shares of common stock for these purchases.

On September 30, 2018, the Company entered into a memorandum of understanding (“MOU”) to purchase 100% of Air Cyprus Aviation Limited (ACA) in exchange for £9,500,000. An amendment to the MOU was signed to cause the MOU to become binding which is subject to government regulatory approval.

On October 1, 2018 the Company reserved 18,000,000 each of Class C and Class D shares of common stock in the name of the Ameri Metro, Inc. Trust. The shares are being administered by HSRF Statutory Trust and reserved on behalf of the shareholders for future dividend disbursement. On October 23, 2018, Shah Mathias transferred 200,000,000 of his personal Class B Ameri Metro shares to the HSRF Statutory Trust.  The transfer would permit the possible future purchase of equipment and services from designated vendors and suppliers.  The transferred shares remain in Mr. Mathias’ control.

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

On January 10, 2019, the Company issued 25,000 Class B common shares from the 2015 Equity Incentive Plan reserved shares and 25,000 Class B common shares from the 2018 Equity Incentive Plan reserved shares for services rendered.

On January 10, 2019, the Company issued 40,000 Class B common shares from the 2015 Equity Incentive Plan reserved shares to a Director for shares he should have received during a prior 4:1 stock split.

On January 10, 2019, the Company issued 10,000,000 Class B common shares from the 2015 Equity Incentive Plan reserved shares to the Ameri Metro North American Pension/HSRF Statutory Trust for future employee benefit programs.

On January 10, 2019, the Company issued 10,000,000 Class B common shares from the 2015 Equity Incentive Plan reserved shares to the Ameri Metro Universal Pension/HSRF Statutory Trust for future employee benefit programs.

On January 10, 2019, the Company issued 10,000,000 Class B common shares from the 2018 Equity Incentive Plan reserved shares to the Ameri Metro North American Pension/HSRF Statutory Trust for future employee benefit programs.

On January 10, 2019, the Company issued 10,000,000 Class B common shares from the 2018 Equity Incentive Plan reserved shares to the Ameri Metro Universal Pension/HSRF Statutory Trust for future employee benefit programs.

On January 10, 2019, the Company issued 10,000,000 Class B common shares from the Ameri Metro Inc. Trust reserved shares to the Ameri Metro North American Pension/HSRF Statutory Trust for future employee benefit programs.

On January 10, 2019, the Company issued 10,000,000 Class B common shares from the Ameri Metro Inc. Trust reserved shares to the Ameri Metro Universal Pension/HSRF Statutory Trust for future employee benefit programs.

On June 17, 2019, the Company issued 1,200,000 Class B common shares  from the 2015 Equity Incentive Plan reserved shares to a Director per November 1, 2016 Equity Agreement.

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

On June 29, 2019, the Company issued a total of 53,931,475 Class B common shares from the 2015 Equity Incentive Plan reserved shares held by HSRF Statutory Trust to (1) the sixteen related entities discussed in Note 1 to obtain a 25% ownership interest with no voting rights in each of the sixteen related entities and (2) to a project in order to obtain a 10% participating profits interest in the project. The Company’s majority shareholder obtains the remaining 90% participating profits interest in that project.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying unaudited consolidated financial statements and provides additional information on the Company’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.

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

Trading Market

While there currently is no market for the shares, the Company has obtained the trading symbol “ARMT” from FINRA.

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

Results of Operations

Comparison of the Three Months Ended October 31, 2017 and 2016.

The Company has no source of continuing revenues and received no revenues for the three months ended October 31, 2017 and 2016.   For the three months ended October 31, 2017 and 2016, the Company had total operating expenses of $3,281,207 and $1,693,287, respectively and net losses of $3,292,716 and $1,698,055, respectively. The increase in operating expenses and net loss resulted primarily from increases in officer payroll, director’s fees and audit committee fees.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities and total liabilities as of October 31, 2017 and July 31, 2017 were as follows:

	October 31, 2017	July 31, 2017
Cash	$276	$ –
Total current assets	3,216	–
Total assets	4,804	4,660
Total current liabilities	27,727,004	24,060,555
Total liabilities	27,727,004	24,434,250

Cash Requirements

We had $276 in cash as of October 31, 2017.  Our cash used in operations for the three months ended October 31, 2017 was $29,276. We had a net loss for the three months ended October 31, 2017 of $3,292,716. We had an accumulated deficit of $33,269,991 at October 31, 2017. Our cash on hand is not sufficient to cover our monthly expenses and we continue to seek financing in the form of debt or stock sales to finance our operations. There can be no assurance the Company will be successful in these efforts.

Sources and Uses of Cash

Operations

For the three months ended October 31, 2017, our net cash used in operating activities was $29,276, which consisted primarily of our net loss of $3,292,716, offset primarily by increases in accrued compensation expenses of $2,240,415 and increases in accounts payable and accrued expenses of $1,022,787. For the three months ended October 31, 2016, our net cash used in operating activities was $35,816 which consisted primarily of our net loss of $1,698,055 offset by an increase in accrued compensation expenses of $1,679,975.

Financing

For the three months ended October 31, 2017, our net cash provided by financing activities was $29,552, which consisted of proceeds from related party loans. For the three months ended October 31, 2016, our net cash provided by financing activities was $9,276, which consisted of proceeds from related party loans.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at October 31, 2017, the Company has a working capital deficiency of $27,723,788 and has accumulated losses of $33,269,991 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

Critical Accounting Policies

Our critical accounting policies have not changed from the information reported on our Annual Report on Form 10-K for the year ended July 31, 2017.

Recent Accounting Pronouncements

See Note 1 to the accompanying financial statements for recent accounting pronouncements we have not yet adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of October 31, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K. However, management is focused on putting in place effective controls.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended October 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 14, 2017, the Company received a letter from Zimmerman & Associates, on behalf of J. Harold Hatchett, III and Ronald Silberstein, claiming breach of contract, wrongful termination, and wrongful violations of the Business Corporations Act, and knowingly inaccurate SEC Reporting against the Company and the board of directors. The Company plans to work amicably to come to a settlement. As of October 31, 2017, the Company has accrued $1,263,870 and $1,295,120 in salaries for J. Harold Hatchett III and Ronald Silberstein, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None that have not been previously reported.

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

5.1Opinion of Counsel on legality of securities being registered

10.1Master Indenture Agreement of Alabama Toll Facilities, Inc. (filed with the Form 8-K January 18, 2013)

10.2Master Indenture Agreement of Hi Speed Rail Facilities, Inc. (filed with the Form 8-K January 18, 2013)

10.3Master Indenture Agreement of Hi Speed Rail Facilities Provider, Inc. (filed with the Form 8-K January 18, 2013)

10.4TEMS engagement (filed as part of the Form 8-K/A filed January 18, 2013)

10.5Alabama Indenture Agreement (filed as part of the Form 8-K/A filed January 18, 2013)

10.6High Speed Rail Indenture Agreement (filed as part of the Form 8-K/A filed January 18, 2013)

10.7Damar Agreement (filed as part of the Form 8-K/A filed January 18, 2013)

10.8Agreement For Construction (filed as part of the Form 10-K/A filed November 6, 2019)

10.9Assignment Agreement For Construction (filed as part of the Form 10-K/A filed November 6, 2019)

10.10Payment Agreement to Penndel Land Co (filed as part of the Form 10-K/A filed November 6, 2019)

10.11Ameri Metro Inc. / HSR Tech Inc. Licensing of Intellectual Property Agreement (filed as part of the Form 10-K/A filed November 6, 2019)

10.12HSR Tech LOI Tech Use Agreement (filed as part of the Form 10-K/A filed November 6, 2019)

10.13Opportunity License Agreement Entities (filed as part of the Form 10-K/A filed November 6, 2019)

10.14Master Agreement for Construction Nonprofits (filed as part of the Form 10-K/A filed November 6, 2019)

10.15Master Agreement for Construction Entities (filed as part of the Form 10-K/A filed November 6, 2019)

10.16Consulting Agreement HSRFP Inc. (filed as part of the Form 10-K/A filed November 6, 2019)

10.17Consulting Agreement HSRF Inc. (filed as part of the Form 10-K/A filed November 6, 2019)

10.18Company Founder Emp. Agreement(filed as part of the Form 10-K/A filed November 6, 2019)

10.19Directorship Agreement (filed as part of the Form 10-K/A filed November 6, 2019)

10.20Letter of Intent for Port Trajan property (filed with the Registration Statement on Form S-1 filed June 13, 2013)

10.21Port De Ostia Inc. Agreement GTI (filed as part of the Form 10-K/A filed November 6, 2019)

10.22C-Bar Marshall Rebar Agreement (filed as part of the Form 10-K/A filed November 6, 2019)

10.23Ameri Metro & Jewell LOI (filed as part of the Form 10-K/A filed November 6, 2019)

10.24Master Consulting Agreement (filed as part of the Form 10-K/A filed November 6, 2019)

10.25Master Trustee Agreement (filed as part of the Form 10-K/A filed November 6, 2019)

10.262015 Executive Incentive Compensation Program (filed as part of the Form 10-K/A filed November 6, 2019)

10.27 Establishing the Compensation Committee (filed as part of the Form 10-K/A filed November 6, 2019)

10.28Amendment to Payment Agreement Penndel Land Co. (filed as part of the Form 10-K/A filed November 6, 2019)

10.29Amendment to HSR Technologies Inc. Payment Agreement (filed as part of the Form 10-K/A filed November 6, 2019)

10.30Amendment to Damar TruckDeck LLC Payment Agreement (filed as part of the Form 10-K/A filed November 6, 2019)

10.31TEMS consent form letter (filed as part of the Form 10-K/A filed November 6, 2019)

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

99.1ProAdvisor Valuation report, dated November 1, 2016 (filed as Exhibit 99.1 to the registration statement on Form S-1, filed on November 23, 2016, and incorporated herein by reference)

99.2ProAdvisor consent letter (filed as Exhibit 99.2 to the registration statement on Form S-1, filed on November 23, 2016) v

99.3June 12, 2012 Agreement and Plan of Reorganization (filed as part of the Form 8-K/A filed January 18, 2013)

99.4Alabama Legislative Act 506 (filed as part of the Form 8-K/A filed January 18, 2013)

99.5Form of subscription agreement for sale of the shares (filed with the Registration Statement on Form S-1 filed June 13, 2013)

99.6Intended use of Master Trust Indentures (filed as part of the Form 10-K/A filed November 6, 2019)

99.7Florida Alabama TPO Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.8Alabama Toll Road Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.9Appalachian Region Commission Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.10 Atlantic Energy & Utilities Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.11 High Speed Rail Projects Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.12Port Freeport & Brazoria Fort Bend Rail District Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.13High Speed Rail & Ancillary Projects Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.14Port of Ostia Inc. @ KSJM International Airport Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.15Portus De Jewel Mexico Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.16KSJM International Airport Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.17HSR Freight Line Inc. / Phila. Port Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.18HSR Freight Line Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.19HSR Passenger Services Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.20HSR Technologies Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.21Malibu Homes Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.22Platinum Media Inc. Bond Indenture*

99.23Port De Claudius Inc. & Port Trajan of Pa. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.24Panama Canal – Alabama Port Partnership (filed as part of the Form 10-K/A filed November 6, 2019)

99.25Lord Chauffeurs Inc. – Business Jet Center @ KSJM Airport Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.26HSR Freight Line Inc. & HSR Passenger Services Coast to Coast Rail Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.27New York – Washington Rail Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.28Ann Charles International Cargo Airport Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.29 Texas International Trade Corridor Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.30Virginia Crescent Line Rail Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

____________________

* Filed herewith

** To be filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 30, 2019By:/s/ Robert Choiniere

Robert Choiniere

Chief Financial Officer