Form 10-Q
period 2018-04-30
Ameri Metro, Inc. (formerly Yellowwood)
filed 2019-12-30
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

AMERI METRO, INC.

TABLE OF CONTENTS

April 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMERI METRO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2018	July 31, 2017
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$ 541	$ –
Prepaid expenses and deposits	2,940	2,940

Total Current Assets	3,481	2,940

Office equipment, net	1,325	1,720

Total Assets	$ 4,806	$ 4,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued expenses	$ 1,154,828	$ 286,749
Accrued expenses – related party	966,412	18,741
Accrued compensation expenses – related parties	29,633,785	23,220,245
Loans payable – related parties	972,165	521,539
Stock payable	13,281	13,281

Total Current Liabilities	32,740,471	24,060,555

Loans payable – related parties	–	373,695

Total Liabilities	32,740,471	24,434,250

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, par value $.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding	2	2
Common stock class A, par value $.000001, 7,000,000 shares authorized, 1,600,000 shares issued and outstanding	2	2
Common stock class B, par value $.000001, 4,000,000,000 shares authorized, 990,890,659 shares issued and outstanding	991	991
Common stock class C, par value $.000001, 4,000,000,000 shares authorized, 48,000,000 shares issued and outstanding	48	48
Common stock class D, par value $.000001, 4,000,000,000 shares authorized, 48,000,000 shares outstanding	48	48
Additional paid in capital	5,593,844	5,593,594
Stock subscriptions receivable	(47,000)	(47,000)
Accumulated deficit	(38,283,600)	(29,977,275)

Total Stockholders’ Deficit	(32,735,665)	(24,429,590)

Total Liabilities and Stockholders’ Deficit	$ 4,806	$ 4,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended April 30, 2018	Three months ended April 30, 2017	Nine months ended April 30, 2018	Nine months ended April 30, 2017

OPERATING EXPENSES
General and administrative	$ 2,510,048	$ 2,380,471	$ 8,271,407	$ 6,490,556

TOTAL OPERATING EXPENSES	2,510,048	2,380,471	8,271,407	6,490,556

LOSS FROM OPERATIONS	(2,510,048)	(2,380,471)	(8,271,407)	(6,490,556)

OTHER INCOME (EXPENSE)
Interest expense	(11,707)	(4,946)	(34,918)	(14,904)

TOTAL OTHER INCOME (EXPENSE)	(11,707)	(4,946)	(34,918)	(14,904)

NET LOSS	$ (2,521,755)	$ (2,385,417)	$ (8,306,325)	$ (6,505,460)

LOSS PER SHARE (BASIC AND DILUTED)	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	1,088,490,659	1,042,923,980	1,088,490,659	1,042,595,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED APRIL 30, 2018

(Unaudited)

	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, August 1, 2017	1,800,000	$ 2	1,600,000	$ 2	990,890,659	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,593,594	$ (47,000)	$ (29,977,275)	$ (24,429,590)
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	106	–	–	106
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(3,292,716)	(3,292,716)
							–	–	–	–
Balance, October 31, 2017	1,800,000	$ 2	1,600,000	$ 2	990,890,659	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,593,700	$ (47,000)	$ (33,269,991)	$ (27,722,200)
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	75	–	–	75
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(2,491,854)	(2,491,854)
							–	–	–	–
Balance, January 31, 2018	1,800,000	$ 2	1,600,000	$ 2	990,890,659	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,593,775	$ (47,000)	$ (35,761,845)	$ (30,213,979)
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	69	–	–	69
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(2,521,755)	(2,521,755)
							–	–	–	–
Balance, April 30, 2018	1,800,000	$ 2	1,600,000	$ 2	990,890,659	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,593,844	$ (47,000)	$ (38,283,600)	$ (32,735,665)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED APRIL 30, 2017

(Unaudited)

	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, August 1, 2016	1,800,000	$ 2	1,600,000	$ 2	990,670,483	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,592,682	$ (47,000)	$ (21,125,156)	$ (15,578,383)
Adjustment to shares as result of prior stock split	–	–	–	–	104,104	–	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	47	–	–	47
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(1,698,055)	(1,698,055)
							–	–	–	–
Balance, October 31, 2016	1,800,000	$ 2	1,600,000	$ 2	990,774,587	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,592,729	$ (47,000)	$ (22,823,211)	$ (17,276,391)
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	645	–	–	645
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(2,421,988)	(2,421,988)
							–	–	–	–
Balance, January 31, 2017	1,800,000	$ 2	1,600,000	$ 2	990,890,659	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,593,374	$ (47,000)	$ (25,245,199)	$ (19,697,734)
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	110	–	–	110
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(2,385,417)	(2,385,417)
							–	–	–	–
Balance, April 30, 2017	1,800,000	$ 2	1,600,000	$ 2	990,890,659	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,593,484	$ (47,000)	$ (27,630,616)	$ (22,083,041)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERI METRO, INC.

CONDENSED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended April 30, 2018	Nine months ended April 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,306,325)	$ (6,505,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	395	394
Stock-based compensation	250	802
Changes in operating assets and liabilities:
Prepaid expense and deposits	–	8,678
Other receivable	–	(6,000)
Accounts payable and accrued expenses	868,079	(9,853)
Accrued expenses – related parties	947,671	8,096
Accrued compensation expenses – related parties	6,413,540	6,378,340

Cash flows used in operating activities	(76,390)	(125,003)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	76,931	98,214

Cash flows provided by financing activities	76,931	98,214

NET INCREASE (DECREASE) IN CASH	541	(26,789)
CASH, BEGINNING OF PERIOD	–	27,160

CASH, END OF PERIOD	$ 541	$ 371

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERI METRO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2018

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

The financial position, results of operations and cash flows as of, and for the period reported include only the results of operations for Ameri Metro as GTI was inactive for the period from December 1, 2010 to April 30, 2018.

Participating Profits Interest

As at April 30, 2018, the Company has a 25% participating profits interest in sixteen related entities. The remaining 75% participating profits interest (and 100% voting control) is owned by the Company’s majority shareholder. These entities have had no operations, assets, or liabilities, and as of April 30, 2018, the Company’s participating profits interest in these companies was $0.

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

Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Due to loss for the period ended April 30, 2018 and 2017, the outstanding options are anti-dilutive. As a result, the computations of net loss per common shares is the same for both basic and fully diluted common stock. Potentially dilutive securities, which include 22,000,000 stock options as at April 30, 2018, and 2017, have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been antidilutive.

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

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at April 30, 2018, the Company has a working capital deficiency of $32,736,990 and has accumulated losses of $38,283,600 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

As of April 30, 2018 and July 31, 2017, $971,115 and $894,184, respectively, is due to the majority shareholder and his companies as they paid expenses on behalf of the Company, of which $518,479 and $512,889, respectively is unsecured, non-interest bearing and due on demand, $445,036 (July 31, 2017 - $373,695) is due on October 31, 2018, with an interest rate of 3.50% per annum, and $7,600 (July 31, 2017 - $7,600) is due on demand with an interest rate of 2% per annum. At April 30, 2018 and July 31, 2017, accrued interest on these loans is $29,657 and $18,742, respectively, which is included in accrued expenses – related parties. Effective August 1, 2018 the loans were consolidated with the repayment term extended to April 30, 2021 at an interest rate of 3% per annum.

At April 30, 2018, and July 31, 2017 the Company is indebted to three directors of the Company for an aggregate of $1,050 for expenditures incurred on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

NOTE 4 – STOCK PAYABLE

Effective October 2, 2014, the Company entered into an employment agreement with Mr. Shah Mathias (the Company’s founder and a majority shareholder) for the Head of Mergers and Acquisitions and Business Development, and as non-board member President (See Note 7). According to the agreement, the Company agreed to issue stock options of 1.2% of all authorized stock capitalization to Mr. Shah Mathias at the time of appointment. In addition, the Company agreed to issue shares of common stock equal to 10% of any shares issued under a public offering pursuant to a Form S-1 registration statement; and if shares are issued at such time to any other party Mr. Shah Mathias is to be issued an equal amount of shares. As of October 31, 2017, the Company has not completed its public offering pursuant to a Form S-1 registration statement. On April 3, 2015, the Company amended the employment agreement to eliminate the requirement to issue stock options of 1.2% of all authorized stock capitalization and, instead, agreed to issue Mr. Shah Mathias a total of 1.2% of Class A and Class B shares of common stock, and 1% of Class C and D shares of common stock at the time of the amendment. As of April 30, 2018, the Company has issued 48,000,000 shares of class D common stock and 43,200,000 shares of class C common stock pursuant to the employment agreement, and recorded $13,281 stock payable for unissued stock consisting of 84,000 unissued Class A common stock, 4,800,000 unissued Class B common stock, and 48,000,000 unissued Class D Stock.

NOTE 5 – CAPITAL STOCK

On August 4, 2016, the Company issued 104,104 class B common shares to correct the amount of shares issued to a shareholder as a result of the forward stock split.

There were no common stock transactions during the nine months ended April 30, 2018.

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

On March 8, 2016, the Company granted 8,000,000 stock options to 4 officers and directors of the Company, exercisable at $42 per share and expire on March 8, 2026. The 8,000,000 options vest according to the following schedule: 3,200,000 options vest immediately and 800,000 vest annually for the next 6 years.  The weighted average grant date fair value of stock options granted was $0.00009 per share. During the nine months ended April 30, 2018, and 2017, the Company recorded stock-based compensation of $75 and $125, respectively, on the unaudited condensed consolidated statement of operations.

On November 1, 2016, the Company granted 14,000,000 stock options to 7 officers and directors of the Company, exercisable at $42 per share and expire on November 1, 2026. The 14,000,000 options vest according to the following schedule: 5,600,000 options vest immediately and 1,400,000 vest annually for the next 6 years.  The weighted average grant date fair value of stock options granted was $0.00009 per share. During the nine months ended April 30, 2018, and 2017, the Company recorded stock-based compensation of $175 and $675, respectively, on the unaudited condensed consolidated statement of operations.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding, August 1, 2017	22,000,000	42.00

Granted	–	–

Outstanding, April 30, 2018	22,000,000	42.00	8.28	–

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine months Ended April 30, 2018	Nine months Ended April 30, 2017

Expected dividend yield	0%	0%
Expected volatility	150%	150%
Expected life (in years)	10	10
Risk-free interest rate	1.83%	1.83%

At April 30, 2018, there was $513 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan. There was $nil intrinsic value associated with the outstanding stock options at April 30, 2018.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Related and Non-related Party Agreements

The Company has entered into agreements with related and non-related parties for identified projects. As of April 30, 2018 and through December 30, 2019, the Company has no commitments or obligations under these agreements due to lack of financing and the need for a feasibility study before each project is begun. The Company will be committed to perform agreed upon services once feasibility study is complete and financing is available.

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

As of April 30, 2018, and July 31, 2017, total accrued compensation expenses to related parties related to the above employment agreements were $29,633,785 and $23,220,245, respectively. At April 30, 2018, the Company has accrued payroll taxes of $843,438 related to the accrued compensation expenses.

Operating Lease

On April 30, 2014, the Company terminated its existing office space lease, and entered into a new month to month rent agreement for office space. The new agreement which commenced on November 1, 2015, calls for monthly rent payments of $1,440. The terminated lease agreement has not been resolved as to payment of existing amounts due or as to any early termination fees. According to the lease agreement, the Company’s unpaid rental balance shall bear interest until paid at a rate equal to the prime rate of interest charged by the M&T Bank, plus 2 percent. Late payment charge is $25 per day beginning with the first day following the due date. As of April 30, 2018, and July 31, 2017, the Company recorded unpaid rent expense of $27,753 and $27,753, respectively, and accrued interest and late fee of $123,512 and $110,170, respectively.

Legal Proceedings

On September 14, 2017, the Company received a letter from Zimmerman & Associates, on behalf of J. Harold Hatchett, III and Ronald Silberstein, claiming breach of contract, wrongful termination, and wrongful violations of the Business Corporations Act, and knowingly inaccurate SEC Reporting against the Company and the board of directors. The Company plans to work amicably to come to a settlement. As of April 30, 2018, the Company has accrued $1,263,870 and $1,295,120 in salaries for J. Harold Hatchett III and Ronald Silberstein, respectively.

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

NOTE 8 – INCOME TAXES

At April 30, 2018 and July 31, 2017, the Company’s deferred tax assets consisted of principally net operating loss carry forwards. The material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of accrued expenses and the change in the valuation allowance during the applicable period. The Company has recorded a 100% valuation allowance as management is uncertain that the Company will realize the deferred tax assets.

The Company has not filed its federal and state tax returns for the years ended July 31, 2018 and 2017. The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of April 30, 2018, the Company had approximately $7.6 million of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2030 unless utilized.

The tax years 2017 and 2018 remain open to examination by the major taxing jurisdictions to which the Company is subject.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the 2017 Tax Cuts and Jobs Act ("2017 Tax Reform"). The 2017 Tax Reform significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. The Company has reasonably estimated the effects of the 2017 Tax Reform and recorded provisional amounts in the consolidated financial statements. This amount is primarily comprised of the re-measurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21%, from 34%. A blended rate of 26.4% is utilized for the period. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, so we may make adjustments to the provisional amounts (if any). However, management's opinion is that future adjustments due to the 2017 Tax Reform should not have a material impact on the Company's provision for income taxes.  The Company has a full allowance against the deferred tax asset and as a result there was no impact to income tax expense for the periods ended April 30, 2018.

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

Results of Operations

Comparison of the Three Months Ended April 30, 2018 and 2017.

The Company has no source of continuing revenues and received no revenues for the three months ended April 30, 2018 and 2017.   For the three months ended April 30, 2018 and 2017, the Company had total operating expenses of $2,510,048 and $2,380,471, respectively and net losses of $2,521,755 and $2,385,417, respectively. The decrease in operating expenses and net loss resulted primarily from decreases in officer payroll.

Comparison of the Nine Months Ended April 30, 2018 and 2017.

The Company has no source of continuing revenues and received no revenues for the nine months ended April 30, 2018 and 2017.   For the nine months ended April 30, 2018 and 2017, the Company had total operating expenses of $8,271,407 and $6,490,556, respectively and net losses of $8,306,325 and $6,505,460, respectively. The increase in operating expenses and net loss resulted primarily from increases in officer payroll, director’s fees and audit committee fees.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities and total liabilities as of April 30, 2018 and July 31, 2017 were as follows:

	April 30, 2018	July 31, 2017
Cash	$541	$ –
Total current assets	3,481	2,940
Total assets	4,806	4,660
Total current liabilities	32,740,471	24,060,555
Total liabilities	32,740,471	24,434,250

Cash Requirements

We had $541 in cash as of April 30, 2018.  Our cash used in operations for the nine months ended April 30, 2018 was $76,390. We had a net loss for the nine months ended April 30, 2018 of $8,306,325. We had an accumulated deficit of $38,283,600 at April 30, 2018. Our cash on hand is not sufficient to cover our monthly expenses and we continue to seek financing in the form of debt or stock sales to finance our operations. There can be no assurance the Company will be successful in these efforts.

Sources and Uses of Cash

Operations

For the nine months ended April 30, 2018, our net cash used in operating activities was $76,390, which consisted primarily of our net loss of $8,368,775, offset primarily by increases in accrued compensation expenses of $6,413,540 and increases in accounts payable and accrued expenses of $1,815,750. For the nine months ended April 30, 2017, our net cash used in operating activities was $125,003 which consisted primarily of our net loss of $6,505,460 offset by an increase in accrued compensation expenses of $6,378,340.

Financing

For the nine months ended April 30, 2018, our net cash provided by financing activities was $76,931, which consisted of proceeds from related party loans. For the nine months ended April 30, 2017 our net cash provided by financing activities was $98,214, which consisted of proceeds from related party loans.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at April 30, 2018, the Company has a working capital deficiency of $32,736,990 and has accumulated losses of $38,283,600 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

Item 4. Controls and Procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of April 30, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K. However, management is focused on putting in place effective controls.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the quarter ended April 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.18Company Founder Emp. Agreement (filed as part of the Form 10-K/A filed November 6, 2019)

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

10.30Amendment to Damar TruckDeck LLC Payment Agreement (filed as part of the Form 10-K/A filed November 6, 2019)

10.31TEMS consent form letter (filed as part of the Form 10-K/A filed November 6, 2019)

23.2Consent of Counsel (included in Exhibit 5.1)

31.1CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002*

31.2CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 *

32.1CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 *

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