Form 10-Q
period 2018-10-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2020-04-01
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

[   ] Yes  [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[   ] Yes  [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ]	Smaller reporting company [ X ]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes  [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of preferred stock and common stock as of the latest practicable date.

Class	Outstanding at March 19, 2020

Preferred Stock, par value $0.00001	1,800,000 shares
Class A Common Stock, par value $0.000001	1,600,000 shares
Class B Common Stock, par value $0.000001	1,066,122,134 shares
Class C Common Stock, par value $0.000001	65,834,670 shares
Class D Common Stock, par value $0.000001	48,000,000 shares

AMERI METRO, INC.

TABLE OF CONTENTS

October 31, 2018

AMERI METRO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2018	July 31, 2018
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$ 1,686	$ 306
Prepaid expenses and deposits	27,297	2,940

Total Current Assets	28,983	3,246

Office equipment, net	1,062	1,194

Total Assets	$ 30,045	$ 4,440

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued expenses	$ 1,315,441	$ 1,285,448
Accounts payable and accrued expenses – related party	1,290,169	1,282,361
Accrued compensation expenses – related parties	33,921,935	31,720,348
Loans payable – related parties	1,050	979,795
Stock payable	13,281	13,281

Total Current Liabilities	36,541,876	35,281,233

Loans payable – related parties	1,102,856	–

Total Liabilities	37,644,732	35,281,233

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, par value $.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding	2	2
Common stock class A, par value $.000001, 7,000,000 shares authorized, 1,600,000 shares issued and outstanding	2	2
Common stock class B, par value $.000001, 4,000,000,000 shares authorized, 1,005,300,659 shares issued and outstanding (990,890,659 shares – July 31, 2018)	1,005	991
Common stock class C, par value $.000001, 4,000,000,000 shares authorized, 48,000,000 shares issued and outstanding	48	48
Common stock class D, par value $.000001, 4,000,000,000 shares authorized, 48,000,000 shares outstanding	48	48
Additional paid in capital	1,538,744,061	5,593,909
Stock subscriptions receivable	(1,533,197,000)	(47,000)
Accumulated deficit	(43,162,853)	(40,824,793)

Total Stockholders’ Deficit	(37,614,687)	(35,276,793)

Total Liabilities and Stockholders’ Deficit	$ 30,045	$ 4,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended October 31, 2018	Three months ended October 31, 2017

OPERATING EXPENSES
General & administrative	$ 2,322,227	$ 3,281,207

TOTAL OPERATING EXPENSES	2,322,227	3,281,207

LOSS FROM OPERATIONS	(2,322,227)	(3,281,207)

OTHER INCOME (EXPENSE)
Interest expense	(15,833)	(11,509)

TOTAL OTHER INCOME (EXPENSE)	(15,833)	(11,509)

NET LOSS	$ (2,338,060)	$ (3,292,716)

LOSS PER SHARE (BASIC AND DILUTED)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	1,091,466,637	1,088,490,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED OCTOBER 31, 2018 AND 2017

(Unaudited)

	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, August 1, 2018	1,800,000	$ 2	1,600,000	$ 2	990,890,659	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,593,909	$ (47,000)	$ (40,824,793)	$ (35,276,793)
Shares issued for option exercise	–	–	–	–	14,410,000	14	–	–	–	–	1,533,149,986	(1,533,150,000)	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	166	–	–	166
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(2,338,060)	(2,338,060)
							–	–	–	–
Balance, October 31, 2018	1,800,000	$ 2	1,600,000	$ 2	1,005,300,659	$ 1,005	48,000,000	$ 48	48,000,000	$ 48	$ 1,538,744,061	$ (1,533,197,000)	$ (43,162,853)	$ (37,614,687)

	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, August 1, 2017	1,800,000	$ 2	1,600,000	$ 2	990,890,659	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,593,594	$ (47,000)	$ (29,977,275)	$ (24,429,590)
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	106	–	–	106
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(3,292,716)	(3,292,716)
							–	–	–	–
Balance, October 31, 2017	1,800,000	$ 2	1,600,000	$ 2	990,890,659	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,593,700	$ (47,000)	$ (33,269,991)	$ (27,722,200)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended October 31, 2018	Three months ended October 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,338,060)	$ (3,292,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	132	132
Stock-based compensation	166	106

Change in operating assets and liabilities:
Prepaid expense and deposits	(24,357)	–
Accounts payable and accrued expenses	29,993	707,051
Accounts payable and accrued expenses – related parties	7,808	315,736
Accrued compensation expenses – related parties	2,201,587	2,240,415

Cash flows used in operating activities	(122,731)	(29,276)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	124,111	29,552

Cash flows provided by financing activities	124,111	29,552

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,380	276
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	306	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,686	$ 276

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERI METRO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2018

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s financial statements filed with the Securities and Exchange Commission (“SEC”) on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the consolidated financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2018 as reported in Form 10K, have been omitted.

Principles of Consolidation

The consolidated financial statements present the financial position, results of operations and cash flows for Ameri Metro and its wholly-owned subsidiary, Global Transportation & Infrastructure, Inc. (“GTI”). Intercompany transactions and balances have been eliminated in consolidation.

The financial position, results of operations and cash flows as of, and for the period reported include only the results of operations for Ameri Metro as GTI was inactive for the period from December 1, 2010 to October 31, 2018.

Participating Profits Interest

As at October 31, 2018, the Company has a 25% participating profits interest in sixteen related entities. The remaining 75% participating profits interest (and 100% voting control) is owned by the Company’s majority shareholder. These entities have had no operations, assets, or liabilities, and as of October 31, 2018, the Company’s participating profits interest in these companies was $0.

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

Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Due to loss for the period ended October 31, 2018 and 2017, the outstanding options are anti-dilutive. As a result, the computations of net loss per common shares is the same for both basic and fully diluted common stock. Potentially dilutive securities, which include 12,500,000 and 22,000,000 stock options as at October 31, 2018, and 2017, have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been antidilutive.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which, among other things, requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The amendments in this update should be applied under a modified retrospective approach. The new standard is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management does not plan to early adopt this guidance.  The Company’s only lease as at August 1, 2019 is a month-to-month rent agreement for office space.  The month-to-month rent agreement is considered a lease with a term of 12 months or less.  As the lease standard does not require lessees to apply the guidance to arrangements with a lease term of 12 months or less, the Company expects the new standard to have no material impact on its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at October 31, 2018, the Company has a working capital deficiency of $36,512,893 and has accumulated losses of $43,162,853 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

As of October 31, 2018, $33,921,935 (July 31, 2018 - $31,720,348) is accrued in relation to various employment agreements, directorship agreements and audit committee agreements as described in Note 8.

At October 31, 2018, the Company is indebted to the majority shareholder for $1,290,169 (July 31, 2018 - $1,282,361) for accrued interest of $41,163 on related party loans and $1,249,006 of consulting fees owed.

NOTE 4 – LOANS PAYABLE – RELATED PARTIES

As of October 31, 2018, $1,102,856 (July 31, 2018 - $978,745) is due to the majority shareholder and due on April 30, 2021, with an interest rate of 3% per annum. At October 31, 2018, accrued interest on these loans is $41,470 (July 31, 2018 - $33,662), which is included in accounts payable and accrued expenses – related parties.

At October 31, 2018, the Company is indebted to three directors of the Company for $1,050 (July 31, 2018 - $1,050) for expenditures incurred on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

NOTE 5 – STOCK PAYABLE

Effective October 2, 2014, the Company entered into an employment agreement with Mr. Shah Mathias (the Company’s founder and a majority shareholder) for the Head of Mergers and Acquisitions and Business Development, and as non-board member President (See Note 7). According to the agreement, the Company agreed to issue stock options of 1.2% of all authorized stock capitalization to Mr. Shah Mathias at the time of appointment. In addition, the Company agreed to issue shares of common stock equal to 10% of any shares issued under a public offering pursuant to a Form S-1 registration statement; and if shares are issued at such time to any other party Mr. Shah Mathias is to be issued an equal amount of shares. As of October 31, 2018, the Company has not completed its public offering pursuant to a Form S-1 registration statement. On April 3, 2015, the Company amended the employment agreement to eliminate the requirement to issue stock options of 1.2% of all authorized stock capitalization and, instead, agreed to issue Mr. Shah Mathias a total of 1.2% of Class A and Class B shares of common stock, and 1% of Class C and D shares of common stock at the time of the amendment. As of October 31, 2018, the Company has issued 48,000,000 shares of Class D common stock and 43,200,000 shares of Class C common stock pursuant to the employment agreement, and recorded $13,281 of stock payable for unissued stock consisting of 84,000 unissued Class A common stock, 4,800,000 unissued Class B common stock, and 48,000,000 unissued Class D Stock.

NOTE 6 – CAPITAL STOCK

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

On October 12, 2018, the Company issued 3,600,000 shares of Class B common stock to 3 officers and directors of the Company pursuant to the exercise of stock options granted on March 3, 2015 with an exercise price of $42 per share. The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At October 31, 2018, the $151,200,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

On October 12, 2018, the Company issued 7,200,000 shares of Class B common stock to 6 officers and directors of the Company pursuant to the exercise of stock options granted on November 1, 2016 with an exercise price of $42 per share. The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At October 31, 2018, the $302,400,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

On October 12, 2018, the Company issued 2,000,000 shares of Class B common stock to a consultant of the Company pursuant to subscription agreement entered on February 7, 2018. The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At October 31, 2018, the $503,750,000 of proceeds receivable for the sale of the shares had yet to be received and was recorded as stock subscriptions receivable.

On October 12, 2018, the Company issued 10,000 shares of Class B common stock to a consultant of the Company pursuant to the exercise of stock options granted on October 11, 2018 with an exercise price of $460 per share. The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At October 31, 2018, the $4,600,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

October 12, 2018, the Company issued 1,600,000 shares of Class B common stock to two officers and directors of the Company pursuant to the exercise of stock options granted on August 30, 2018 with an exercise price of $357 per share. The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At October 31, 2018, the $571,199,998 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

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

On March 8, 2016, the Company granted 8,000,000 stock options to 4 officers and directors of the Company, exercisable at $42 per share and expire on March 8, 2026. The 8,000,000 options vest according to the following schedule: 3,200,000 options vest immediately and 800,000 vest annually for the next 6 years. The weighted average grant date fair value of stock options granted was $0.00009 per share. On June 12, 2019, the Company amended the vesting terms through a Directors’ Resolution so that the remaining 2,400,000 unvested options will vest on November 1 instead of March 8 of each subsequent year. On January 5, 2020, the Company amended the vesting terms of the remaining options and the vesting date was changed to August 30 of each subsequent year.  During the three months ended October 31, 2018, the Company recorded stock-based compensation of $18 (2018 - $26) on the consolidated statement of operations as director fees.

On November 1, 2016, the Company granted 14,000,000 stock options to 7 officers and directors of the Company, exercisable at $42 per share and expire on November 1, 2026.  The 14,000,000 options vest according to the following schedule: 5,600,000 options vest immediately and 1,400,000 vest annually for the next 6 years. On June 12, 2019, the Company amended the vesting terms through a Directors’ Resolution so that 1,400,000 options originally vesting on November 1, 2018 are to be vested on October 12, 2018. On October 12, 2018, 7,200,000 shares were issued upon the exercise of the stock options. On January 5, 2020, the Company amended the vesting terms of the remaining options and the vesting date was changed to August 30 of each subsequent year.  Furthermore, the exercise price was amended to $565 per share for all options vesting on or after August 30, 2019.  The weighted average grant date fair value of stock options granted was $0.00009 per share. During the three months ended October 31, 2018, the Company recorded stock-based compensation of $47 (2018 - $80) on the consolidated statement of operations as director fees.

On February 7, 2018, the Company granted 2,000,000 stock options to a consultant of the Company, exercisable at various prices per share and expire on May 1, 2022. The exercise prices are as follows: 250,000 options at $60 per share, 350,000 options at $225 per share, 300,000 options at $250 per share, 300,000 options at $275 per share, 300,000 options at $300 per share, 500,000 options at $325 per share. On June 12, 2019, the Company amended the vesting terms so that all 2,000,000 options vested by October 12, 2018. On October 12, 2018, 2,000,000 shares that vested pursuant to the amendment were issued. The weighted average grant date fair value of stock options granted was $0.000005 per share. During the three months ended October 31, 2018, the Company recorded stock-based compensation of $4 on the consolidated statement of operations as consulting fees.

On August 30, 2018, the Company granted 4,000,000 stock options to two officers and directors of the Company, exercisable at $357 per share and expire on August 30, 2028. The 4,000,000 options vest according to the following schedule: 1,600,000 options vest immediately, and 800,000 vest annually for the next 6 years. The weighted average grant date fair value of stock options granted was $0.000008 per share. On January 5, 2020, the exercise price was amended to $565 per share for all options vesting on or after August 30, 2019.  During the three months ended October 31, 2018, the Company recorded stock-based compensation of $96 on the consolidated statement of operations as director fees.

On August 30, 2018, the Company granted 100,000 stock options to a consultant of the Company, exercisable at $460 per share and expire on August 30, 2028. The 100,000 options vest according to the following schedule: 40,000 options vest immediately, and 10,000 vest annually for the next 6 years. On October 11, 2018, the Company issued 10,000 shares upon the exercise of stock option.  On January 5, 2020, the exercise price was amended to $565 per share for all options vesting on or after August 30, 2019.  The weighted average grant date fair value of stock options granted was $0.000009 per share. During the three months ended October 31, 2018, the Company recorded stock-based compensation of $1 on the consolidated statement of operations as consulting fees.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding, July 31, 2018	22,000,000	42.00	8.02	–

Granted	4,100,000	359.51		–
Exercised	(14,410,000)	106.39		–

Outstanding, October 31, 2018	13,690,000	99.99	8.13	–

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended October 31, 2018	Three Months Ended October 31, 2017

Expected dividend yield	0%	0%
Expected volatility	150%	150%
Expected life (in years)	10	10
Risk-free interest rate	1.83%	1.83%

At October 31, 2018, there was $507 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan. There was $nil intrinsic value associated with the outstanding stock options at October 31, 2018.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Related and Non-related Party Agreements

The Company has entered into agreements with related and non-related parties for identified projects.  As of October 31, 2018 and through March 19, 2020, the Company has no commitments or obligations under these agreements due to lack of financing and the need for a feasibility study before each project is begun. The Company will be committed to perform agreed upon services once feasibility study is complete and financing is available.

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

On October 19, 2016, the Company appointed three individuals as Directors of the Company and the Audit Committee. On August 30, 2018, two new individuals were appointed to replace the two original individuals as Directors of the Company and the Audit Committee. The annual compensation for each of the individuals is $120,000.

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

As of October 31, 2018, and July 31, 2018, total accrued compensation expenses to related parties were $33,921,935 and $31,720,348, respectively.

Operating Lease

On April 30, 2014, the Company terminated its existing office space lease, and entered into a new month-to-month rent agreement for office space. The new agreement which commenced on November 1, 2015, calls for monthly rent payments of $1,440. The terminated lease agreement has not been resolved as to payment of existing amounts due or as to any early termination fees. According to the lease agreement, the Company’s unpaid rental balance shall bear interest until paid at a rate equal to the prime rate of interest charged by the M&T Bank, plus 2 percent. Late payment charge is $25 per day beginning with the first day following the due date. As of October 31, 2018, the Company recorded unpaid rent expense of $27,753 (July 31, 2018 - $27,753), and accrued interest and late fee of $143,451 (July 31, 2018 - $136,780).

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

NOTE 9 – INCOME TAXES

At October 31, 2018 and July 31, 2018, the Company’s deferred tax assets consisted of principally net operating loss carry forwards. The material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of accrued expenses and the change in the valuation allowance during the applicable period. The Company has recorded a 100% valuation allowance as management is uncertain that the Company will realize the deferred tax assets.

The Company has filed its federal and state tax returns for the years ended July 31, 2018 and 2017. The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of October 31, 2018, the Company had approximately $7.9 million of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2030 unless utilized.

The tax years 2017 and 2018 remain open to examination by the major taxing jurisdictions to which the Company is subject.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the 2017 Tax Cuts and Jobs Act ("2017 Tax Reform"). The 2017 Tax Reform significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. The Company has reasonably estimated the effects of the 2017 Tax Reform and recorded provisional amounts in the consolidated financial statements. This amount is primarily comprised of the re-measurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21%, from 34%. A rate of 21% is utilized for the period. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, so we may make adjustments to the provisional amounts (if any). However, management's opinion is that future adjustments due to the 2017 Tax Reform should not have a material impact on the Company's provision for income taxes.  The Company has a full allowance against the deferred tax asset and as a result there was no impact to income tax expense for the periods ended October 31, 2018.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

On November 5, 2018, the Company issued 2,000,000 shares of Class B common stock to two officers and directors of the Company for services pursuant to directorship agreements dated August 30, 2018. On June 12, 2019, the Company amended Equity Incentive Plans, Subscription Agreements and Equity Agreements so that options issued after June 12, 2019 would have a strike price equal to the market price at that grant date.

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

Effective September 1, 2019, the annual base salary for the Company Founder, CFO and COO was increased to $1,500,000, $500,000 and $500,000 respectively.

On January 5, 2020, the Company amended the employment agreement the Company entered with the Company Founder.  Pursuant to the amendment, the annual base salary is increased to $1,500,000 commencing September 1, 2019 and the Company Founder shall be entitled to receive shares of the Company’s Class B common stock equal to 12% of the authorized number of shares or 480,000,000 shares.  At no other time in the future will the Founder receive any additional shares of any class, other than additional shares resulting from future stock splits or granted by the Board of Directors.

On January 5, 2020, the Company extended the term of the directorship agreements the Company entered with the CFO and COO till July 31, 2021.

On January 5, 2020, the Company amended the terms of the outstanding options as follows: i) to change the vesting date for all options vesting on November 1 to August 30, and ii) to modify the exercise price for all options vesting on or after August 30, 2019 to $565 per share.

On January 6, 2020, the Company registered HSRF Statutory Trust as the trustee for Ameri Metro Inc. Trust, Ameri Metro North America Pension Plan, Ameri Metro Universal Pension Plan, Ameri Metro Inc. 2018 Equity Incentive Plan and Ameri Metro 2015 Equity Incentive Plan.  The related entity Slater and West Inc. along with the Ameri Metro Inc. Compensation Committee will act as oversight board of each entity.  The Company has no jurisdiction or authority over the entities.

On January 7, 2020, the Company increased the voting rights of its Class A common stock to 40,000:1.

On January 7, 2020, the Company increased the number of authorized shares of its Class B common stock to 10,000,000,000 shares.

On January 7, 2020, the Company created 40 series of Class C common stock for the purpose of equity participation in forty infrastructure projects.  The Company increased the number of authorized shares of its Class C common stock to 8,000,000,000 shares, of which 7,500,000,000 shares are allocated evenly to the 40 series.

On January 7, 2020, the Company created 40 series of Class D common stock for the purpose of equity participation in forty infrastructure projects.  The Company increased the number of authorized shares of its Class D common stock to 8,000,000,000 shares, of which 7,500,000,000 shares are allocated evenly to the 40 series.

On January 7, 2020, the Company reserved 37,500,000 shares in each series of Class C common stock in the name of the Ameri Metro, Inc. Trust. The shares are being administered by HSRF Statutory Trust and reserved on behalf of the shareholders for future acquisition, joint venture, and other project related expenses. The related entity Slater and West Inc. along with the Ameri Metro Inc. Compensation Committee will act as oversight board of Ameri Metro, Inc. Trust. The Company has no jurisdiction or authority over Ameri Metro Inc. Trust.

On January 7, 2020, the Company reserved 37,500,000 shares in each series of Class D common stock in the name of the Ameri Metro, Inc. Trust. The shares are being administered by HSRF Statutory Trust and reserved on behalf of the shareholders for future acquisition, joint venture, and other project related expenses. The related entity Slater and West Inc. along with the Ameri Metro Inc. Compensation Committee will act as oversight board of Ameri Metro, Inc. Trust. The Company has no jurisdiction or authority over Ameri Metro Inc. Trust.

On January 7, 2020, the Company reserved another 200,000,000 shares of Class B common stock in the name of the Ameri Metro, Inc. Trust. The shares are being administered by HSRF Statutory Trust on behalf of the Company. The related entity Slater and West Inc. along with the Ameri Metro Inc. Compensation Committee will act as oversight board of Ameri Metro, Inc. Trust. The Company has no jurisdiction or authority over Ameri Metro Inc. Trust.

On January 7, 2020, the Company issued a stock dividend of 14,273,490 shares of Class C common stock from the Ameri Metro, Inc. Trust reserved shares.

On January 14, 2020, the Company issued 300,000,000 options to Penndel Land Company, a company owned by Company Founder, for approximately $1,370,000 of loans and accrued interest owed to the Company’s Founder as at December 31, 2019.  These options are exercisable at various prices per share and expire on January 14, 2030. The exercise prices are as follows: 50,000,000 options at $665 per share, 50,000,000 options at $698 per share, 50,000,000 options at $735 per share, 50,000,000 options at $771 per share, 50,000,000 options at $810 per share, 50,000,000 options at $851 per share.

On January 15, 2020, the Company issued 2,400,000 shares of Class B common stock upon the exercise of stock options.

On January 18, 2020, the Company granted 2,000,000 stock options to a director of the Company, exercisable at $665 per share and expire on January 18, 2030. The 2,000,000 options vest according to the following schedule: 1,400,000 options vest immediately, 200,000 options vest on August 30, 2020, 200,000 options vest on August 30, 2021, and 200,000 options vest on August 30, 2022.  The exercise price of the 600,000 options vesting on August 30, 2020, 2021 and 2022 are subject to re-set.

On January 31, 2020, the Company approved a 100% stock dividend to all shareholders of Class B common stock at par.

On February 18, 2020, the Company issued 3,561,180 shares of Class C common stock to acquire 2% of Global Infrastructure Bank.

On March 19, 2020, the Company issued 1,200,000 shares of Class B common stock upon the exercise of stock options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying unaudited consolidated financial statements and provides additional information on the Company’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our Annual Report on Form 10-K for the fiscal year ended July 31, 2018.

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

Results of Operations

Comparison of the Three Months Ended October 31, 2018 and 2017.

The Company has no source of continuing revenues and received no revenues for the three months ending October 31, 2018 and 2017.   For the three months ended October 31, 2018 and 2017, the Company had total operating expenses of $2,322,227 and $3,281,207, respectively and net losses of $2,338,060 and $3,292,716, respectively. The decrease in operating expenses and net loss resulted primarily from decreases in officer payroll and offset by an increase in personnel expenses, travel expense and filing fees.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities and total liabilities as of October 31, 2018 and July 31, 2018 were as follows:

	October 31, 2018	July 31, 2018
Cash	$ 1,686	$ 306
Total current assets	28,983	3,246
Total assets	30,045	4,440
Total current liabilities	36,541,876	35,281,233
Total liabilities	37,644,732	35,281,233

Cash Requirements

We had $1,686 in cash and cash equivalents as of October 31, 2018.  Our cash used in operations for the three months ended October 31, 2018 was $122,731. We had a net loss for the three months ended October 31, 2018 of $2,338,060. We had an accumulated deficit of $43,162,853 at October 31, 2018. Our cash on hand is not sufficient to cover our monthly expenses and we continue to seek financing in the form of debt or stock sales to finance our operations. There can be no assurance the Company will be successful in these efforts.

Sources and Uses of Cash

Operations

For the three months ended October 31, 2018, our net cash used in operating activities was $122,731, which consisted primarily of our net loss of $2,338,060, offset primarily by increases in accrued compensation expenses of $2,201,587. For the three months ended October 31, 2017, our net cash used in operating activities was $29,276, which consisted primarily of our net loss of $3,167,815, offset primarily by increases in accrued compensation expenses of $2,240,415.

Financing

For the three months ended October 31, 2018, our net cash provided by financing activities was $124,111, which consisted of proceeds from related party loans. For the three months ended October 31, 2017 our net cash provided by financing activities was $29,552, which consisted of proceeds from related party loans.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at October 31, 2018, the Company has a working capital deficiency of $36,512,893 and has accumulated losses of $43,162,853 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

Critical Accounting Policies

Our critical accounting policies have not changed from the information reported on our Annual Report on Form 10-K for the year ended July 31, 2018.

Recent Accounting Pronouncements

See Note 1 to the accompanying financial statements for recent accounting pronouncements we have not yet adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of October 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K. However, management is focused on putting in place effective controls.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended October 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 1, 2020By:/s/ Robert Choiniere

Robert Choiniere

Chief Financial Officer