Form 10-Q
period 2019-01-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2020-04-01
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

AMERI METRO, INC.

TABLE OF CONTENTS

January 31, 2019

AMERI METRO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2019	July 31, 2018
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$ 1,246	$ 306
Prepaid expenses and deposits	$ 19,607	2,940

Total Current Assets	20,853	3,246

Office equipment, net	931	1,194

Total Assets	$ 21,784	$ 4,440

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued expenses	$ 1,409,166	$ 1,285,448
Accounts payable and accrued expenses – related party	1,298,522	1,282,361
Accrued compensation expenses – related parties	36,149,748	31,720,348
Loans payable – related parties	1,050	979,795
Stock payable	13,281	13,281

Total Current Liabilities	38,871,767	35,281,233

Loans payable – related parties	1,116,532	–

Total Liabilities	39,988,299	35,281,233

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, par value $.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding	2	2
Common stock class A, par value $.000001, 7,000,000 shares authorized, 1,600,000 shares issued and outstanding	2	2
Common stock class B, par value $.000001, 4,000,000,000 shares authorized, 1,007,300,659 shares issued and outstanding (990,890,659 shares – July 31, 2018)	1,007	991
Common stock class C, par value $.000001, 4,000,000,000 shares authorized, 48,000,000 shares issued and outstanding	48	48
Common stock class D, par value $.000001, 4,000,000,000 shares authorized, 48,000,000 shares outstanding	48	48
Additional paid in capital	1,538,744,179	5,593,909
Stock subscriptions receivable	(1,533,197,000)	(47,000)
Accumulated deficit	(45,514,801)	(40,824,793)

Total Stockholders’ Deficit	(39,966,515)	(35,276,793)

Total Liabilities and Stockholders’ Deficit	$ 21,784	$ 4,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2019	Three months ended January 31, 2018	Six months ended January 31, 2019	Six months ended January 31, 2018

OPERATING EXPENSES
General & administrative	$ 2,335,569	$ 2,480,152	$ 4,657,796	$ 5,761,359

TOTAL OPERATING EXPENSES	2,335,569	2,480,152	4,657,796	5,761,359

LOSS FROM OPERATIONS	(2,335,569)	(2,480,152)	(4,657,796)	(5,761,359)

OTHER INCOME (EXPENSE)
Interest expense	(16,379)	(11,702)	(32,212)	(23,211)

TOTAL OTHER INCOME (EXPENSE)	(16,379)	(11,702)	(32,212)	(23,211)

NET LOSS	$ (2,351,948)	$ (2,491,854)	$ (4,690,008)	$ (5,784,570)

LOSS PER SHARE (BASIC AND DILUTED)	$ (0.01)	$ (0.00)	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	1,104,812,507	1,088,490,659	1,098,139,572	1,088,490,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JANUARY 31, 2019

(Unaudited)

	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, August 1, 2018	1,800,000	$ 2	1,600,000	$ 2	990,890,659	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,593,909	$ (47,000)	$ (40,824,793)	$ (35,276,793)
Shares issued for option exercise	–	–	–	–	14,410,000	14	–	–	–	–	1,533,149,986	(1,533,150,000)	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	166	–	–	166
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(2,338,060)	(2,338,060)
							–	–	–	–
Balance, October 31, 2018	1,800,000	$ 2	1,600,000	$ 2	1,005,300,659	$ 1,005	48,000,000	$ 48	48,000,000	$ 48	$ 1,538,744,061	$ (1,533,197,000)	$ (43,162,853)	$ (37,614,687)
Shares issued for services	–	–	–	–	2,050,000	2	–	–	–	–	56	–	–	58
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	62	–	–	62
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(2,351,948)	(2,351,948)
							–	–	–	–
Balance, January 31, 2019	1,800,000	$ 2	1,600,000	$ 2	1,007,350,659	$ 1,007	48,000,000	$ 48	48,000,000	$ 48	$ 1,538,744,179	$ (1,533,197,000)	$ (45,514,801)	$ (39,966,515)

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

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended January 31, 2019	Six months ended January 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,690,008)	$ (5,784,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	263	263
Stock-based compensation	286	181

Change in operating assets and liabilities:
Prepaid expense and deposits	(16,667)	–
Accounts payable and accrued expenses	123,718	780,711
Accounts payable and accrued expenses – related parties	16,161	631,663
Accrued compensation expenses – related parties	4,429,400	4,326,977

Cash flows used in operating activities	(136,847)	(44,775)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	137,787	45,170

Cash flows provided by financing activities	137,787	45,170

NET INCREASE IN CASH AND CASH EQUIVALENTS	940	395
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	306	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,246	$ 395

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERI METRO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2019

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s financial statements filed with the Securities and Exchange Commission (“SEC”) on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the unaudited interim condensed consolidated financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited interim condensed consolidated statements do not include all of the information and notes required by U.S. GAAP for complete financial statements.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2018 as reported in Form 10-K, have been omitted.

Principles of Consolidation

The consolidated financial statements present the financial position, results of operations and cash flows for Ameri Metro and its wholly-owned subsidiary, Global Transportation & Infrastructure, Inc. (“GTI”). Intercompany transactions and balances have been eliminated in consolidation.

The financial position, results of operations and cash flows as of, and for the period reported include only the results of operations for Ameri Metro as GTI was inactive for the period from December 1, 2010 to January 31, 2019.

Participating Profits Interest

As at July 31, 2019, the Company has a 25% participating profits interest in sixteen related entities. The remaining 75% participating profits interest (and 100% voting control) is owned by the Company’s majority shareholder. These entities have had no operations, assets, or liabilities, and as of January 31, 2019, the Company’s participating profits interest in these companies was $0.

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

Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Due to loss for the period ended January 31, 2019 and 2018, the outstanding options are anti-dilutive. As a result, the computations of net loss per common shares is the same for both basic and fully diluted common stock. Potentially dilutive securities, which include 13,700,000 and 22,000,000 stock options as at January 31, 2019, and 2018, have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been antidilutive.

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

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at January 31, 2019, the Company has a working capital deficiency of $38,850,914 and has accumulated losses of $45,514,801 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

As of January 31, 2019, $36,149,748 (July 31, 2018 - $31,720,348) is accrued in relation to various employment agreements, directorship agreements and audit committee agreements as described in Note 8.

At January 31, 2019, the Company is indebted to the majority shareholder for $1,298,522 (July 31, 2018 - $1,282,361) for accrued interest of $49,516 on related party loans and $1,249,006 of consulting fees owed.

NOTE 4 – LOANS PAYABLE – RELATED PARTIES

As of January 31, 2019, $1,116,532 (July 31, 2018 - $978,745) is due to the majority shareholder and due on April 30, 2021, with an interest rate of 3% per annum. At January 31, 2019, accrued interest on these loans is $49,823 (July 31, 2018 - $33,662), which is included in accounts payable and accrued expenses – related parties.

At January 31, 2019, the Company is indebted to three directors of the Company for $1,050 (July 31, 2018 - $1,050) for expenditures incurred on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

NOTE 5 – STOCK PAYABLE

Effective October 2, 2014, the Company entered into an employment agreement with Mr. Shah Mathias (the Company’s founder and a majority shareholder) for the Head of Mergers and Acquisitions and Business Development, and as non-board member President (See Note 9). According to the agreement, the Company agreed to issue stock options of 1.2% of all authorized stock capitalization to Mr. Shah Mathias at the time of appointment. In addition, the Company agreed to issue shares of common stock equal to 10% of any shares issued under a public offering pursuant to a Form S-1 registration statement; and if shares are issued at such time to any other party Mr. Shah Mathias is to be issued an equal amount of shares. As of January 31, 2019, the Company has not completed its public offering pursuant to a Form S-1 registration statement. On April 3, 2015, the Company amended the employment agreement to eliminate the requirement to issue stock options of 1.2% of all authorized stock capitalization and, instead, agreed to issue Mr. Shah Mathias a total of 1.2% of Class A and Class B shares of common stock, and 1% of Class C and D shares of common stock at the time of the amendment. As of January 31, 2019, the Company has issued 48,000,000 shares of Class D common stock and 43,200,000 shares of Class C common stock pursuant to the employment agreement, and recorded $13,281 stock payable for unissued stock consisting of 84,000 unissued Class A common stock, 4,800,000 unissued Class B common stock, and 48,000,000 unissued Class D Stock.

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

On October 12, 2018, the Company issued 3,600,000 shares of Class B common stock to 3 officers and directors of the Company pursuant to the exercise of stock options granted on March 3, 2015 with an exercise price of $42 per share. The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At January 31, 2019, the $151,200,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

On October 12, 2018, the Company issued 7,200,000 shares of Class B common stock to 6 officers and directors of the Company pursuant to the exercise of stock options granted on November 1, 2016 with an exercise price of $42 per share. The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At January 31, 2019, the $302,400,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

On October 12, 2018, the Company issued 2,000,000 shares of Class B common stock to a consultant of the Company pursuant to subscription agreement entered on February 7, 2018. The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At January 31, 2019, the $503,750,000 of proceeds receivable for the sale of the shares had yet to be received and was recorded as stock subscriptions receivable.

On October 12, 2018, the Company issued 10,000 shares of Class B common stock to a consultant of the Company pursuant to the exercise of stock options granted on October 11, 2018 with an exercise price of $460 per share. The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At January 31, 2019, the $4,600,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

October 12, 2018, the Company issued 1,600,000 shares of Class B common stock to two officers and directors of the Company pursuant to the exercise of stock options granted on August 30, 2018 with an exercise price of $357 per share. The shares were issued from the 2015 Equity Incentive Plan reserved shares.   At January 31, 2019, the $571,199,998 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

On November 5, 2018, the Company issued 2,000,000 shares of Class B common stock with a fair value of $500 to two officers and directors of the Company for services pursuant to directorship agreements dated August 30, 2018.  The shares were issued from the 2015 Equity Incentive Plan reserved shares.  The shares vest 285,714 per year for seven years. During the period ended January 31, 2019, the Company recorded $46 for the vested portion of the shares, leaving $454 of unvested compensation expense to be recognized in future periods.

On January 10, 2019 the Company issued 25,000 Class B common shares with a fair value of $6 from the 2015 Equity Incentive Plan reserved shares and 25,000 Class B common shares with a fair value of $6 from the 2018 Equity Incentive Plan reserved shares for services rendered.

On January 10, 2019 the Company issued 40,000 Class B common shares from the 2015 Equity Incentive Plan reserved shares to a Director for shares he should have received during a prior 4:1 stock split.

On January 10, 2019 the Company transferred 10,000,000 Class B common shares from the 2015 Equity Incentive Plan reserved shares to the Ameri Metro North American Pension/HSRF Statutory Trust for future employee benefit programs.

On January 10, 2019 the Company transferred 10,000,000 Class B common shares from the 2015 Equity Incentive Plan reserved shares to the Ameri Metro Universal Pension/HSRF Statutory Trust for future employee benefit programs.

On January 10, 2019 the Company transferred 10,000,000 Class B common shares from the 2018 Equity Incentive Plan reserved shares to the Ameri Metro North American Pension/HSRF Statutory Trust for future employee benefit programs.

On January 10, 2019 the Company transferred 10,000,000 Class B common shares from the 2018 Equity Incentive Plan reserved shares to the Ameri Metro Universal Pension/HSRF Statutory Trust for future employee benefit programs.

On January 10, 2019 the Company transferred 10,000,000 Class B common shares from the Ameri Metro Inc. Trust reserved shares to the Ameri Metro North American Pension/HSRF Statutory Trust for future employee benefit programs.

On January 10, 2019 the Company transferred 10,000,000 Class B common shares from the Ameri Metro Inc. Trust reserved shares to the Ameri Metro Universal Pension/HSRF Statutory Trust for future employee benefit programs.

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

On March 8, 2016, the Company granted 8,000,000 stock options to 4 officers and directors of the Company, exercisable at $42 per share and expire on March 8, 2026. The 8,000,000 options vest according to the following schedule: 3,200,000 options vest immediately and 800,000 vest annually for the next 6 years. The weighted average grant date fair value of stock options granted was $0.00009 per share. On June 12, 2019, the Company amended the vesting terms through a Directors’ Resolution so that the remaining 2,400,000 unvested options will vest on November 1 instead of March 8 of each subsequent year.  On January 5, 2020, the Company amended the vesting terms of the remaining options and the vesting date was changed to August 30 of each subsequent year.  During the six months ended January 31, 2019 and 2018, the Company recorded stock-based compensation of $35 and $53, respectively, on the consolidated statement of operations as directors fees.

On November 1, 2016, the Company granted 14,000,000 stock options to 7 officers and directors of the Company, exercisable at $42 per share and expire on November 1, 2026.  The 14,000,000 options vest according to the following schedule: 5,600,000 options vest immediately and 1,400,000 vest annually for the next 6 years. On June 12, 2019, the Company amended the vesting terms through a Directors’ Resolution so that 1,400,000 options originally vesting on November 1, 2018 are to be vested on October 12, 2018. On October 12, 2018, 7,200,000 shares were issued upon the exercise of the stock options. On January 5, 2020, the Company amended the vesting terms of the remaining options and the vesting date was changed to August 30 of each subsequent year.  Furthermore, the exercise price was amended to $565 per share for all options vesting on or after August 30, 2019.  The weighted average grant date fair value of stock options granted was $0.00009 per share. During the six months ended January 31, 2019 and 2018, the Company recorded stock-based compensation of $78 and $128, respectively, on the consolidated statement of operations as directors fees.

On February 7, 2018, the Company granted 2,000,000 stock options to a consultant of the Company, exercisable at various prices per share and expire on May 1, 2022. The exercise prices are as follows: 250,000 options at $60 per share, 350,000 options at $225 per share, 300,000 options at $250 per share, 300,000 options at $275 per share, 300,000 options at $300 per share, 500,000 options at $325 per share. On June 12, 2019, the Company amended the vesting terms so that all 2,000,000 options vested by October 12, 2018. On October 12, 2018, 2,000,000 shares that vested pursuant to the amendment were issued. The weighted average grant date fair value of stock options granted was $0.000005 per share. During the six months ended January 31, 2019, the Company recorded stock-based compensation of $4 on the consolidated statement of operations.

On August 30, 2018, the Company granted 4,000,000 stock options to two officers and directors of the Company, exercisable at $357 per share and expire on August 30, 2028. The 4,000,000 options vest according to the following schedule: 1,600,000 options vest immediately, and 800,000 vest annually for the next 6 years. The weighted average grant date fair value of stock options granted was $0.000008 per share. On January 5, 2020, the exercise price was amended to $565 per share for all options vesting on or after August 30, 2019.  During the six months ended January 31, 2019, the Company recorded stock-based compensation of $110 on the consolidated statement of operations.

On August 30, 2018, the Company granted 100,000 stock options to a consultant of the Company, exercisable at $460 per share and expire on August 30, 2028. The 100,000 options vest according to the following schedule: 40,000 options vest immediately, and 10,000 vest annually for the next 6 years. On October 11, 2018, the Company issued 10,000 shares upon the exercise of stock option.  On January 5, 2020, the exercise price was amended to $565 per share for all options vesting on or after August 30, 2019.  The weighted average grant date fair value of stock options granted was $0.000009 per share. During the six months ended January 31, 2019, the Company recorded stock-based compensation of $1 on the consolidated statement of operations.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding, July 31, 2018	22,000,000	42.00	8.02	–

Granted	4,100,000	359.51
Exercised	(14,400,000)	106.39

Outstanding, January 31, 2019	13,700,000	99.99	7.88	–

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended January 31, 2019	Six Months Ended January 31, 2018

Expected dividend yield	0%	0%
Expected volatility	150%	150%
Expected life (in years)	10	10
Risk-free interest rate	1.83%	1.83%

At January 31, 2019, there was $445 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan. There was $nil intrinsic value associated with the outstanding stock options at January 31, 2019.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Related and Non-related Party Agreements

The Company has entered into agreements with related and non-related parties for identified projects.  As of January 31, 2019 and through March 18, 2020, the Company has no commitments or obligations under these agreements due to lack of financing and the need for a feasibility study before each project is begun. The Company will be committed to perform agreed upon services once feasibility study is complete and financing is available.

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

As of January 31, 2019, and July 31, 2018, total accrued compensation expenses to related parties were $36,149,748 and $31,720,348, respectively.

Operating Lease

On April 30, 2014, the Company terminated its existing office space lease, and entered into a new month-to-month rent agreement for office space. The new agreement which commenced on November 1, 2015, calls for monthly rent payments of $1,440. The terminated lease agreement has not been resolved as to payment of existing amounts due or as to any early termination fees. According to the lease agreement, the Company’s unpaid rental balance shall bear interest until paid at a rate equal to the prime rate of interest charged by the M&T Bank, plus 2 percent. Late payment charge is $25 per day beginning with the first day following the due date. As of January 31, 2019, the Company recorded unpaid rent expense of $27,753 (July 31, 2018 - $27,753) and accrued interest and late fee of $150,122 (July 31, 2018 - $136,780).

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

NOTE 9 – INCOME TAXES

At January 31, 2019 and July 31, 2018, the Company’s deferred tax assets consisted of principally net operating loss carry forwards. The material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of accrued expenses and the change in the valuation allowance during the applicable period. The Company has recorded a 100% valuation allowance as management is uncertain that the Company will realize the deferred tax assets.

The Company has not filed its federal and state tax returns for the years ended July 31, 2018 and 2017. The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of January 31, 2019, the Company had approximately $8.0 million of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2030 unless utilized.

The tax years 2017 and 2018 remain open to examination by the major taxing jurisdictions to which the Company is subject.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the 2017 Tax Cuts and Jobs Act ("2017 Tax Reform"). The 2017 Tax Reform significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. The Company has reasonably estimated the effects of the 2017 Tax Reform and recorded provisional amounts in the consolidated financial statements. This amount is primarily comprised of the re-measurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21%, from 34%. A rate of 21% is utilized for the period. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, so we may make adjustments to the provisional amounts (if any). However, management's opinion is that future adjustments due to the 2017 Tax Reform should not have a material impact on the Company's provision for income taxes.  The Company has a full allowance against the deferred tax asset and as a result there was no impact to income tax expense for the periods ended January 31, 2019.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

On June 17, 2019 the Company issued 1,200,000 Class B common shares from the 2015 Equity Incentive Plan reserved shares to a Director per November 1, 2016 Equity Agreement.

On June 20, 2019, the Company reserved an additional 200,000,000 Class B shares of common stock in the name of Ameri Metro, Inc. 2015 Equity Incentive Plan. The shares are being administered by HSRF Statutory Trust on behalf of the Company. Upon exercise of stock options granted pursuant to the 2015 Equity Incentive Plan, HSRF Statutory Trust will issue the relevant employee, director or consultant shares from trust.

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

Results of Operations

Comparison of the Three Months Ended January 31, 2019 and 2018.

The Company has no source of continuing revenues and received no revenues for the three months ending January 31, 2019 and 2018.   For the three months ended January 31, 2019 and 2018, the Company had total operating expenses of $2,335,569 and $2,480,152, respectively and net losses of $2,351,948 and $2,491,854, respectively. The decrease in operating expenses and net loss resulted primarily from decreases in officer payroll and consulting fees and offset by an increase in directors fees and payroll taxes.

Comparison of the Six Months Ended January 31, 2019 and 2018.

The Company has no source of continuing revenues and received no revenues for the six months ending January 31, 2019 and 2018.   For the six months ended January 31, 2019 and 2018, the Company had total operating expenses of $4,657,796 and $5,761,359, respectively and net losses of $4,690,008 and $5,784,570, respectively. The decrease in operating expenses and net loss resulted primarily from decreases in officer payroll and consulting fees and offset by an increase in directors fees and payroll taxes.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities and total liabilities as of January 31, 2019 and July 31, 2018 were as follows:

	January 31, 2019	July 31, 2018
Cash	$ 1,246	$ 306
Total current assets	20,853	3,246
Total assets	21,784	4,440
Total current liabilities	38,871,767	35,281,233
Total liabilities	39,988,299	35,281,233

Cash Requirements

We had $1,246 in cash and cash equivalents as of January 31, 2019.  Our cash used in operations for the six months ended January 31, 2019 was $136,847. We had a net loss for the six months ended January 31, 2019 of $4,690,008. We had an accumulated deficit of $45,514,801 at January 31, 2019. Our cash on hand is not sufficient to cover our monthly expenses and we continue to seek financing in the form of debt or stock sales to finance our operations. There can be no assurance the Company will be successful in these efforts.

Sources and Uses of Cash

Operations

For the six months ended January 31, 2019, our net cash used in operating activities was $136,847, which consisted primarily of our net loss of $4,690,008, offset primarily by increases in accrued compensation expenses of $4,429,400. For the six months ended January 31, 2018, our net cash used in operating activities was $44,775 which consisted primarily of our net loss of $5,784,570 offset by an increase in accrued expenses of $4,326,977.

Financing

For the six months ended January 31, 2019, our net cash provided by financing activities was $137,787, which consisted of proceeds from related party loans. For the six months ended January 31, 2018, our net cash provided by financing activities was $45,170, which consisted of proceeds from related party loans.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at January 31, 2019, the Company has a working capital deficiency of $38,850,914 and has accumulated losses of $45,514,801 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

Item 4. Controls and Procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K. However, management is focused on putting in place effective controls.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the six month period ended January 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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