Form 10-K
period 2019-07-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2020-04-17
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

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

$0

Indicate the number of shares outstanding of each of the registrant's classes of preferred stock and common stock as of the latest practicable date.

Class	Outstanding at April 14, 2020

Preferred Stock, par value $0.000001	1,800,000 shares
Class A Common Stock, par value $0.000001	1,600,000 shares
Class B Common Stock, par value $0.000001	1,860,889,622 shares
Class C Common Stock, par value $0.000001	66,000,000 shares
Class D Common Stock, par value $0.000001	48,000,000 shares

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

The information contained in this Form 10-K is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in our Quarterly Report, and this Annual Report on Form 10-K for the year ended July 31, 2019 and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

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
ND
MN
OR
ID
WY
SD
WI
MI
ME
VT
NY
Boston
CT RI
IA
NE
PA
OH
IL
IN
NJ
New York
NV
UT
CO
KS
MO
MD
Baltimore
WV
Oakland
CA
VA
Norfolk Harbor
KY
OK
TN
AR
NC
AZ
NM
SC
Long Beach
Yuma
MS
AL
GA
Savannah
TX
Portus De Jewel
Houston
LA
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

In order to support the functionality of financial structure between the end user, whether public or private, and the non-profit, whether related or non-related, Shah Mathias created the sixteen related entities listed below of which the Company owns 25% of each via non-voting common shares, with the remaining 75% (and 100% voting control) owned by Mr. Mathias. The Company acting in its Master Consulting role will be the conduit between one or more of the related entities who will secure by contract the project from the end user and approach the non-profits for bond offering of the project. The construction management services will be performed by one or more of the largest construction management firms in the United States by utilizing existing well-established construction firms in or near the project location to perform the physical work on each project. The Company’s consulting staffing needs are already in place and any additional needs can be met easily. Once a project is started, the consulting management team of the Company would rely heavily on the work force of some of the largest construction management firms in the country. The seventeenth related entity, HSRF Trust, was created to place the bond offering revenue in trust managed by agreements with ING (now Voya).

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

The Company will engage TEMS to provide feasibility and investment grade studies, engage some of the largest construction management firms in the United States, and locate well-established construction contractors and manufacturers to provide cost estimates on completing the current potential projects. The Company in its Trade and Transportation corridors will use technology well known to US contractors, however, because high-speed rail travel is already in-place in much of Europe and Asia, the Company anticipates working with European companies to furnish the high-speed rail equipment, such as locomotives and passenger cars.

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

Potential Port of Mobile Hinterland with Post-Panamax Max Ships

Ports
Freeport
LA/LB
Mobile
New York
Norfolk
Savannah
Seattle
cntry08
BELLEVUE
SPOKANE
BOISE
WEST VALLEY CITY
SALT LAKE CITY
PROVO
FORT COLLINS
ARVADA
WESTMINSTER
LAKEWOOD
AURORA
COLORADO SPRINGS
PUEBLO
SPRING VALLEY
NORTH LAS VEGAS
PARADISE
HENDERSON
RIVERSIDE
SAN BERNARDINO
MORENO VALLEY
PEORIA
SCOTTSDALE
PHOENIX
ALBUQUERQUE
AMARILLO
LUBBOCK
MINNEAPOLIS
ST. PAUL
SIOUX FALLS
OMAHA
LINCOLN
DES MOINES
CEDAR RAPIDS
KANSAS CITY
INDEPENDENCE
TOPEKA
OVERLAND PARK
WICHITA
SPRINGFIELD
TULSA
OKLAHOMA CITY
WICHITA FALLS
CARROLLTON
PLANO
FORT WORTH
MESQUITE
ABILENE
WACO
AUSTIN
SAN ANTONIO
HOUSTON
PASADENA
BEAUMONT
SHREVEPORT
LITTLE ROCK
LAREDO
CORPUS CHRISTI
MCALLEN
BROWNSVILLE
GREEN BAY
MADISON
MILWAUKEE
ROCKFORD
AURORA
CHICAGO
JOLIET
GARY
SOUTH BEND
GRAND RAPIDS
FLINT
LANSING
WARREN
ANN ARBOR
DETROIT
TOLEDO
FORT WAYNE
PEORIA
SPRINGFIELD
INDIANAPOLIS
DAYTON
COLUMBUS
CINCINNATI
ST. LOUIS
LOUISVILLE
EVANSVILLE
LEXINGTON-FAYETTE
CLARKSVILLE
NASHVILLE-DAVIDSON
KNOXVILLE
MEMPHIS
CHATTANOOGA
HUNTSVILLE
BIRMINGHAM
ATLANTA
ATHENS
JACKSON
MONTGOMERY
COLUMBUS CITY
MOBILE
BATON ROUGE
LAFAYETTE
NEW ORLEANS
METAIRIE
TALLAHASSEE
JACKSONVILLE
ORLANDO
CLEARWATER
TAMPA
ST. PETERSBURG
CAPE CORAL
PEMBROKE PINES
FORT LAUDERDALE
HIALEAH
MIAMI
SAVANNAH
AUGUSTA
COLUMBIA
CHARLOTTE
FAYETTEVILLE
WINSTON-SALEM
GREENSBORO
DURHAM
RALEIGH
CLEVELAND
AKRON
ERIE
PITTSBURGH
ALLENTOWN
BUFFALO
ROCHESTER
SYRACUSE
RICHMOND
NEWPORT NEWS
HAMPTON
PORTSMOUTH
VIRGINIA BEACH
ARLINGTON
WASHINGTON
ALEXANDRIA
BALTIMORE
PHILADELPHIA
ELIZABETH
PATERSON
STAMFORD
NEW HAVEN
WATERBURY
HARTFORD
SPRINGFIELD
WORCESTER
PROVIDENCE
BOSTON
LOWELL
MANCHESTER

Mobile Trade & Transport Corridor: Population and Required Linkage

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

2.Enter into Letter of Intents, Agreements, Construction Contracts Being Negotiated

3.To have the State(s) sponsor the project by legislative actions (where applicable)TBD

4.Engineer and design studies, Architectural Design, Feasibility StudiesStarted

5.Raising Capital through Bond Financing or Company stock offeringsS-1 submitted

6.Management of the physical construction as a general contractor                                 TBD

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

2.Enter into Letter of Intents, Agreements, Construction Contracts Being Negotiated

3.To have the State(s) sponsor the project by legislative actions (where applicable)Completed

4.Engineer and design studies, Architectural Design, Feasibility StudiesStarted

5.Raising Capital through Bond Financing or Company stock offeringsS-1 submitted

6.Management of the physical construction as a general contractor                                 TBD

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

2.Enter into Letter of Intents, Agreements, Construction Contracts Being Negotiated

3.To have the State(s) sponsor the project by legislative actions (where applicable)Completed

4.Engineer and design studies, Architectural Design, Feasibility StudiesStarted

5.Raising Capital through Bond Financing or Company stock offeringsS-1 submitted

6.Management of the physical construction as a general contractor                                 TBD

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

1.Managements Final Investment Decision to take on a project              Completed

2.Enter into Letter of Intents, Agreements, Construction Contracts Completed

3.To have the State(s) sponsor the project by legislative actions (where applicable)Completed

4.Engineer and design studies, Architectural Design, Feasibility StudiesStarted

5.Raising Capital through Bond Financing or Company stock offeringsS-1 submitted

6.Management of the physical construction as a general contractor                                 TBD

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

6.Management of the physical construction as a general contractor                             TBD

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

Port Customers:Port customers are the retail and other non-cargo businesses in the Port. They are most important to communities near the Port as a source of jobs, recreation and specialty consumer goods.

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
EXISTING INTERSTATE 1 TO BE UPGRADED TO ACCOMODATE INCREASED TRAFFIC VOLUME
NEW STREETS
NEW MIXED-USE INTERNATIONAL AIRPORT MASTER SITE
NEW WATERWAY FOR 10 CARGO SHIPS EACH TO DOCK: 32 WATERWAYS = 320 SHIPS
EACH SHIP HAS THE CAPACITY TO CARRY UP TO 16,000 CONTAINERS. HOWEVER, THE AVERAGE "HEAVY" CAPACITY IN THE PRESENT DAY USUALLY IS AROUND 7,000 TO 10,000 CONTAINERS. THEREFORE, WE ARE LOOKING AT: 320 SHIPS x 7,000 CONTAINERS = 2.24 million TOTAL CONTAINERS (per day).
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

Pursuant to the Master Consulting Agreement, the Company will receive compensation from the bond proceeds at bond closing to reimburse the Company for its initial capital investment into the project. Other sources of revenue include management fees from the Master Agreement for Construction and twenty five percent profit sharing from each of the related entities.  With the revenue recognized by the Company, the Company will then be able to sustain its continued growth and to commence other potential projects. On June 29, 2019, the Company issued 20,000,000 shares of Class B common stock to acquire a 10% participating profits interest in this project.

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

2.Enter into Letter of Intents, Agreements, Construction Contracts Completed

3.To have the State(s) sponsor the project by legislative actions (where applicable)TBD

4.Engineer and design studies, Architectural Design, Feasibility StudiesStarted

5.Raising Capital through Bond Financing or Company stock offeringsS-1 submitted

6.Management of the physical construction as a general contractor                                 TBD

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

RAILCAR/LOCOMOTIVE PRODUCTION FACILITY –&NBSP;Hi Speed Rail Car Assembly Line: RELCO Locomotives Inc., per agreements with HSR Technologies Inc. will manufacture train set parts to be assembled by HSR Technologies Inc. on the HSR

Technologies Inc. manufacturing site. The manufacturing facility will be for the fabrication, assembly and welding of steel, aluminum and stainless steel assemblies and the use will include the fabrication of rail car assemblies received pre-prepared.

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

6.Management of the physical construction as a general contractor     TBD

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

Employees

In addition to the Chief Executive Officer, the Company has been accruing salaries for its employees, President, CFO, COO, Treasurer, Secretary, Board Members, CLC, CRO and General Manager. The Company has also issued stock to individuals, for their consulting and professional services, the shares issued are part of the outstanding share total to date. At the time the Company launches its planned IPO, the Company will pay the accrued salaries to the employees. The Company has nine full-time employees.

Employees Yearly Salaries:

Founder – Shah Mathias$1,200,000 (increased to $1,500,000 on September 1, 2019)

Chairman CEO – Debra Mathias$1,200,000

Vice Chairman – Shanjahan Mathias$750,000

President – James Becker$650,000

Secretary – Steve Trout$600,000

Chief Financial Officer – Robert Choiniere$375,000 (increased to $500,000 on September 1, 2019)

Chief Risk Officer – Robert Todd Reynold$500,000

Chief Legal Counsel – John Thompson$500,000

Chief Operating Officer – Bryan Elicker$425,000 (increased to $500,000 on September 1, 2019)

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

As of July 31, 2019 there were 1,160,122,134 shares of common stock issued and outstanding and 1,800,000 shares of preferred stock.

Recent Sales of Unregistered Securities

There were no recent sales of unregistered securities. As of July 31, 2019, the period covered by this Report, the Company had 1,160,122,134 shares of common stock outstanding.

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

In December 2019, an outbreak of a new strain of coronavirus (“COVID-19”) began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our ability to execute our business plans in the expected time frame and to secure funding, will depend on future developments, including the duration and spread of the pandemic, all of which are uncertain and cannot be predicted. The management team is closely following the progression of COVID-19 and its potential impact on the Company.  Since the Company is not currently trading and has not begun full-scale operations, there is minimal impact on the Company’s current financial condition.

The Company sees an opportunity for additional U.S. projects given the Administration’s interest in advancing a $2 Trillion infrastructure package.  Although the Company expects a significant reduction in GDP globally, the Company anticipates a return to growth later in the fiscal year 2020.  Management will continue to monitor the situation and take appropriate actions when the Company is capitalized.

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

As of July 31, 2019, the projects have not yet started and hence no funding has taken place or bonds issued.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at July 31, 2019, the Company has a working capital deficiency of $43,506,607 and has accumulated losses of $50,225,784 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

Discussion for the Fiscal Years Ended July 31, 2019 and 2018

Total assets of the Company were $7,396 as at July 31, 2019 as compared to total assets of $4,440 as at July 31, 2018.  Total current assets at July 31, 2019 was $6,672 as compared to current assets of $3,246 as at July 31, 2018.

Total operating expenses decreased to $9,335,975 for the fiscal year ended July 31, 2019 from $10,800,569 for the fiscal year ended July 31, 2018.  The decrease was primarily due to decrease in consulting fees and offset by the increase in professional fees, directors’ fees, officer payroll and personnel expense.  During the year ended July 31, 2018, the Company also recorded payroll taxes for fiscal years 2014 to 2017 which were omitted in those year.  Loss from operations was $9,335,975 for the fiscal year ended July 31, 2019 compared to $10,800,569 for the fiscal year ended July 31, 2018.

Liquidity: The Company has no continuous methods of generating cash other than the sale of its stock.

Capital Resources: The Company did not incur any capital expenditures other than the purchase of office supplies and computer equipment.

Results of Operations: The Company has had no revenue since inception other than from the sale of its securities. The Company does not anticipate that it will generate revenue sufficient to cover its operating expenses until the development of its business plan. As of July 31, 2019, the Company has a working capital deficiency of $43,506,607 and has accumulated losses of $50,225,784 since inception. The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts. These factors create substantial doubt about the Company’s ability to continue as a going concern.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERI METRO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ameri Metro, Inc.

Opinion on the Financial Statements

We have audited the accompanying the consolidated balance sheets of Ameri Metro Inc. and its subsidiaries (“the Company”) as of July 31, 2019 and 2018 and the related statements of operations, changes in stockholders’ deficit and cash flows, for each of the years then ended, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended July 31 2019, in conformity with generally accepted accounting principles in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of July 31, 2019, the Company has negative cash flow and there are no assurances the Company will generate a profit or obtain positive cash flow, in addition the Company has a nominal working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Weinstein International CPA

We have served as the Company's auditor since 2020.

Tel Aviv, Israel

April 14, 2020

AMERI METRO, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2019	July 31, 2018

ASSETS
Current assets
Cash	$315	$306
Prepaid expenses and deposits	6,357	2,940

Total current assets	6,672	3,246

Office equipment, net	724	1,194

Total Assets	$7,396	$4,440

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued expenses	$1,578,226	$1,285,448
Accounts payable and accrued expenses – related parties	1,316,400	1,283,411
Accrued compensation expenses – related parties	40,605,372	31,720,348
Loans payable – related parties	–	978,745
Stock payable	13,281	13,281

Total Current Liabilities	43,513,279	35,281,233

Loans payable – related parties	1,157,924	–

Total Liabilities	44,671,203	35,281,233
Commitments and contingencies (Note 9)
Stockholders’ Deficit
Preferred stock, par value $0.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding	2	2
Common stock class A, par value $0.000001, 7,000,000 shares authorized, 1,600,000 shares issued and outstanding	2	2
Common stock class B, par value $0.000001, 4,000,000,000 shares authorized, 1,062,522,134 (2018 – 990,890,659) shares issued and outstanding	1,063	991
Common stock class C, par value $0.000001, 4,000,000,000 shares authorized, 48,000,000 shares issued and outstanding	48	48
Common stock class D, par value $0.000001, 4,000,000,000 shares authorized, 48,000,000 shares outstanding	48	48
Additional paid-in capital	1,589,157,814	5,593,909
Stock subscriptions receivable	(1,583,597,000)	(47,000)
Accumulated deficit	(50,225,784)	(40,824,793)

Total Stockholders’ Deficit	(44,663,807)	(35,276,793)

Total Liabilities and Stockholders’ Deficit	$7,396	$4,440

See accompanying notes to consolidated financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended July 31, 2019	Year ended July 31, 2018

OPERATING EXPENSES
General and administrative	$9,335,975	$ 10,800,569

TOTAL OPERATING EXPENSES	9,335,975	10,800,569

LOSS FROM OPERATIONS	(9,335,975)	(10,800,569)

OTHER INCOME (EXPENSE)
Interest expense	(65,016)	(46,949)

TOTAL OTHER INCOME (EXPENSE)	(65,016)	(46,949)

NET LOSS	$(9,400,991)	$ (10,847,518)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$ (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	1,106,409,857	1,088,490,659

See accompanying notes to consolidated financial statements.

 AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JULY 31, 2019 AND 2018

	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, August 1, 2017	1,800,000	$ 2	1,600,000	$ 2	990,890,659	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,593,594	$ (47,000)	$ (29,977,275)	$ (24,429,590)
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	315	–	–	315
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(10,847,518)	(10,847,518)
							–	–	–	–
Balance, July 31, 2018	1,800,000	$ 2	1,600,000	$ 2	990,890,659	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,593,909	$ (47,000)	$ (40,824,793)	$ (35,276,793)
Shares issued for option exercise	–	–	–	–	15,610,000	16	–	–	–	–	1,583,549,984	(1,583,550,000)	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	343	–	–	343
Shares issued for services	–	–	–	–	2,050,000	2	–	–	–	–	149	–	–	151
Shares issued for amended opportunity licensing agreement	–	–	–	–	53,931,475	54	–	–	–	–	13,429	–	–	13,483
Shares issued pursuant to stock split in 2014	–	–	–	–	40,000	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(9,400,991)	(9,400,991)
							–	–	–	–
Balance, July 31, 2019	1,800,000	$ 2	1,600,000	$ 2	1,062,522,134	$ 1,063	48,000,000	$ 48	48,000,000	$ 48	$ 1,589,157,814	$ (1,583,597,000)	$ (50,225,784)	$ (44,663,807)

See accompanying notes to consolidated financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended July 31, 2019	Year ended July 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,400,991)	$(10,847,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	470	526
Stock-based compensation	5,493	315
Impairment of investment in related companies	8,483	–

Changes in operating assets and liabilities:
Prepaid expense and deposits	(3,417)	–
Accounts payable and accrued expenses	292,779	998,699
Accounts payable and accrued expenses – related parties	32,989	1,263,620
Accrued compensation expenses – related parties	8,885,024	8,500,103

Cash flows used in operating activities	(179,170)	(84,255)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	186,235	84,561
Repayment of related party loans	(7,056)	–

Cash flows provided by financing activities	179,179	84,561

NET INCREASE (DECREASE) IN CASH	9	306
CASH, BEGINNING OF YEAR	306	–

CASH, END OF YEAR	$315	$306

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

See accompanying notes to consolidated financial statements.

AMERI METRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019 and 2018

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

In December 2019, an outbreak of a new strain of coronavirus (“COVID-19”) began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our ability to secure funding and to execute our business plans in the expected time frame, will depend on future developments, including the duration and spread of the pandemic, all of which are uncertain and cannot be predicted. The management team is closely following the progression of COVID-19 and its potential impact on the Company.  Since the Company is not currently trading and has not begun full-scale operations, there is minimal impact on the Company’s current financial condition.  The Company sees an opportunity for additional U.S. projects given the Administration’s interest in advancing a $2 Trillion infrastructure package.  Although the Company expects a significant reduction in GDP globally, the Company anticipates a return to growth later in the fiscal year 2020.  Management will continue to monitor the situation and take appropriate actions when the Company is capitalized.

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at July 31, 2019, the Company has a working capital deficiency of $43,506,607 and has accumulated losses of $50,225,784 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

The financial position, results of operations and cash flows as of, and for the period reported include only the results of operations for Ameri Metro as GTI was inactive for the period from December 1, 2010 to July 31, 2019, and AMI and was inactive for the period from June 13, 2018 to July 31, 2019.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a July 31 fiscal year end.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with GAAP accounting and are presented in US dollars.

Investment in Related Companies

As at July 31, 2019, the Company has a 25% ownership interest in sixteen related entities.  The remaining 75% ownership interest (and 100% voting control) is owned by the Company’s majority shareholder.  These entities have had no operations, no assets other than the 33,931,475 shares of common stock of the Company, and no liabilities, as of July 31, 2019.

Participating Profits Interest

As at July 31, 2019, the Company has a 10% participating profits interest in a project.  The remaining 90% participating profits interest (and 100% voting control) is owned by the Company’s majority shareholder.  As of July 31, 2019, the project has not commenced and the Company’s participating profits interest in the project was $0.

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

Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Due to loss for the years ended July 31, 2019 and 2018, the outstanding options are anti-dilutive. As a result, the computations of net loss per common shares is the same for both basic and fully diluted common stock. Potentially dilutive securities, which include 12,500,000 and 22,000,000 stock options as at July 31, 2019 and 2018, have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of July 31, 2019, there have been no interest or penalties incurred on income taxes.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of July 31, 2019 and 2018:

	July 31, 2019	July 31, 2018
Office equipment	$ 3,663	$ 3,663
Less: accumulated depreciation	(2,939)	(2,469)
Property and equipment, net	$ 724	$ 1,194

Depreciation expense totaled $470 and $526 for the years ended July 31, 2019 and 2018, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

As of July 31, 2019, $40,605,372 (2018 - $31,720,348) is accrued in relation to various employment agreements, directorship agreements and audit committee agreements as described in Note 10.

At July 31, 2019, the Company is indebted to the majority shareholder for $1,315,350 (2018 - $1,282,361) for accrued interest of $66,344 on related party loans and $1,249,006 of consulting fees owed.

At July 31, 2019 and 2018, the Company is indebted to three directors of the Company for an aggregate of $1,050 for expenditures incurred on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

NOTE 6 – LOANS PAYABLE – RELATED PARTIES

As of July 31, 2018, $978,745 is due to the majority shareholder as they paid expenses on behalf of the Company, of which $521,737 is unsecured, non-interest bearing and due on demand, $449,408 is due on October 31, 2018 with an interest rate of 3.50% per annum, $7,600 is due on demand with an interest rate of 2% per annum. Effective August 1, 2018 the loans were consolidated with the repayment term extended to April 30, 2021 at an interest rate of 3% per annum.  As of July 31, 2019, $1,157,924 is due a company owned by the majority shareholder.  At July 31, 2019 and 2018, accrued interest on these loans is $66,651 and $33,662, respectively, which is included in accounts payable and accrued expenses – related parties.

NOTE 7 – STOCK PAYABLE

Effective October 2, 2014, the Company entered into an employment agreement with Mr. Shah Mathias (the Company’s founder and a majority shareholder) for the Head of Mergers and Acquisitions and Business Development, and as non-board member President (See Note 9). According to the agreement, the Company agreed to issue stock options of 1.2% of all authorized stock capitalization to Mr. Shah Mathias at the time of appointment. In addition, the Company agreed to issue shares of common stock equal to 10% of any shares issued under a public offering pursuant to a Form S-1 registration statement; and if shares are issued at such time to any other party Mr. Shah Mathias is to be issued an equal amount of shares. As of July 31, 2019, the Company has not completed its public offering pursuant to a Form S-1 registration statement. On April 3, 2015, the Company amended the employment agreement to eliminate the requirement to issue stock options of 1.2% of all authorized stock capitalization and, instead, agreed to issue Mr. Shah Mathias a total of 1.2% of Class A and Class B shares of common stock, and 1% of Class C and D shares of common stock at the time of the amendment. As of July 31, 2019, the Company has issued 48,000,000 shares of Class D common stock and 43,200,000 shares of Class C common stock pursuant to the employment agreement, and recorded $13,281 of stock payable for unissued stock consisting of 84,000 unissued Class A common stock, 4,800,000 unissued Class B common stock, and 48,000,000 unissued Class D Stock.

NOTE 8 – CAPITAL STOCK

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

There were no common stock transactions during the year ended July 31, 2018.

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

On August 21, 2018, the Company reserved 18,000,000 each of Class C and Class D shares of common stock in the name of the Ameri Metro, Inc. Trust, in order to meet public float regulatory requirements for each series of Class C and Class D shares of common stock. The Company established a minimum of 500,000 shares as a public float for each series of Class C and Class D shares of common stock from series II to series XXXIII. The Class B shareholders on record as of September 15, 2018, will each be issued 1,670 shares of series II to series XXXIII Class C and Class D common stock. The shares are being administered by HSRF Statutory Trust on behalf of the Company and will be issued to the Class B shareholders out of trust when deemed appropriate by the Company.

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

On October 12, 2018, the Company issued 3,600,000 shares of Class B common stock to 3 officers and directors of the Company pursuant to the exercise of stock options granted on March 3, 2015 with an exercise price of $42 per share. The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At July 31, 2019, the $151,200,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

On October 12, 2018, the Company issued 7,200,000 shares of Class B common stock to 6 officers and directors of the Company pursuant to the exercise of stock options granted on November 1, 2016 with an exercise price of $42 per share. The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At July 31, 2019, the $302,400,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

On October 12, 2018, the Company issued 2,000,000 shares of Class B common stock to a consultant of the Company pursuant to subscription agreement entered on February 7, 2018. The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At July 31, 2019, the $503,750,000 of proceeds receivable for the sale of the shares had yet to be received and was recorded as stock subscriptions receivable.

On October 12, 2018, the Company issued 10,000 shares of Class B common stock to a consultant of the Company pursuant to the exercise of stock options granted on October 11, 2018 with an exercise price of $460 per share. The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At July 31, 2019, the $4,600,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

October 12, 2018, the Company issued 1,600,000 shares of Class B common stock to two officers and directors of the Company pursuant to the exercise of stock options granted on August 30, 2018 with an exercise price of $357 per share.  The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At July 31, 2019, the $571,200,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

On November 5, 2018, the Company issued 2,000,000 shares of Class B common stock with a fair value of $500 to two officers and directors of the Company for services pursuant to directorship agreements dated August 30, 2018.  The shares were issued from the 2015 Equity Incentive Plan reserved shares.  The shares vest 285,714 per year for seven years. During the period ended July 31, 2019, the Company recorded $138 for the vested portion of the shares, leaving $362 of unvested compensation expense to be recognized in future periods.

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

On June 17, 2019, the Company issued 1,200,000 shares of Class B common stock to an officer and director of the Company pursuant to the exercise of stock options granted on November 1, 2016 with an exercise price of $42 per share.  The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At July 31, 2019, the $50,400,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

On June 29, 2019, the Company issued 33,931,475 shares of Class B common stock with a fair value of $8,483 from the 2015 Incentive Plan to acquire 25% ownership interest in 16 related entities and 20,000,000 shares of Class B common stock with a fair value of $5,000 from the 2015 Incentive Plan to acquire 10% participating profits interest in the Portus de Jewel project.

On July 12, 2019, the Company reserved an additional 200,000,000 Class B shares of common stock in the name of Ameri Metro, Inc. 2015 Equity Incentive Plan. The shares are being administered by HSRF Statutory Trust on behalf of the Company. Upon exercise of stock options granted pursuant to the 2015 Equity Incentive Plan, HSRF Statutory Trust will issue the relevant employee, director or consultant shares from trust.

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

On March 8, 2016, the Company granted 8,000,000 stock options to 4 officers and directors of the Company, exercisable at $42 per share and expire on March 8, 2026. The 8,000,000 options vest according to the following schedule: 3,200,000 options vest immediately and 800,000 vest annually for the next 6 years. The weighted average grant date fair value of stock options granted was $0.00009 per share. On June 12, 2019, the Company amended the vesting terms through a Directors’ Resolution so that the remaining 2,400,000 unvested options will vest on November 1 instead of March 8 of each subsequent year.  On January 5, 2020, the Company amended the vesting terms of the remaining options and the vesting date was changed to August 30 of each subsequent year.  During the year ended July 31, 2019 and 2018, the Company recorded stock-based compensation of $61 and $94, respectively, on the consolidated statement of operations.

On November 1, 2016, the Company granted 14,000,000 stock options to 7 officers and directors of the Company, exercisable at $42 per share and expire on November 1, 2026.  The 14,000,000 options vest according to the following schedule: 5,600,000 options vest immediately and 1,400,000 vest annually for the next 6 years. On June 12, 2019, the Company amended the vesting terms through a Directors’ Resolution so that 1,400,000 options originally vesting on November 1, 2018 are to be vested on October 12, 2018. On October 12, 2018, 7,200,000 shares were issued upon exercise of the stock options. On January 5, 2020, the Company amended the vesting terms of the remaining options and the vesting date was changed to August 30 of each subsequent year.  Furthermore, the exercise price was amended to $565 per share for all options vesting on or after August 30, 2019.  The weighted average grant date fair value of stock options granted was $0.00009 per share. During the year ended July 31, 2019 and 2018, the Company recorded stock-based compensation of $140 and $221, respectively, on the consolidated statement of operations.

On February 7, 2018, the Company granted 2,000,000 stock options to a consultant of the Company, exercisable at various prices per share and expire on May 1, 2022. The exercise prices are as follows: 250,000 options at $60 per share, 350,000 options at $225 per share, 300,000 options at $250 per share, 300,000 options at $275 per share, 300,000 options at $300 per share, 500,000 options at $325 per share. On June 12, 2019, the Company amended the vesting terms so that all 2,000,000 options vested by October 12, 2018. On October 12, 2018, 2,000,000 shares that vested pursuant to the amendment were issued. The weighted average grant date fair value of stock options granted was $0.000005 per share. During the year ended July 31, 2019, the Company recorded stock-based compensation of $4 on the consolidated statement of operations.

On August 30, 2018, the Company granted 4,000,000 stock options to two officers and directors of the Company, exercisable at $357 per share and expire on August 30, 2028. The 4,000,000 options vest according to the following schedule: 1,600,000 options vest immediately, and 400,000 vest annually for the next 6 years. The weighted average grant date fair value of stock options granted was $0.000008 per share. On January 5, 2020, the exercise price was amended to $565 per share for all options vesting on or after August 30, 2019.  During the year ended July 31, 2019, the Company recorded stock-based compensation of $138 on the consolidated statement of operations.

On August 30, 2018, the Company granted 100,000 stock options to a consultant of the Company, exercisable at $460 per share and expire on August 30, 2028. The 100,000 options vest according to the following schedule: 40,000 options vest immediately, and 10,000 vest annually for the next 6 years. On October 11, 2018, the Company issued 10,000 shares upon the exercise of stock option.  On January 5, 2020, the exercise price was amended to $565 per share for all options vesting on or after August 30, 2019.  The weighted average grant date fair value of stock options granted was $0.000009 per share. During the year ended July 31, 2019, the Company recorded stock-based compensation of $1 on the consolidated statement of operations.

On June 12, 2019, the Company amended Equity Incentive Plans, Subscription Agreements and Equity Agreements so that options issued after June 12, 2019 would have a strike price equal to the market price at that grant date. A summary of the Company’s stock option activity is as follow:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $
Outstanding, August 1, 2017	22,000,000	42.00

Granted	–	–

Outstanding, July 31, 2018	22,000,000	42.00	–	–

Granted	6,100,000	324.22
Exercised	(15,610,000)	101.44

Outstanding, July 31, 2019	12,490,000	105.56	7.40	–
Exercisable, July 31, 2019	2,030,000	48.18	6.64

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended July 31, 2019	Year Ended July 31, 2018

Expected dividend yield	0%	0%
Expected volatility	150%	150%
Expected life (in years)	10	10
Risk-free interest rate	1.83%	1.83%

At July 31, 2019, there was $330 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan. There was $nil intrinsic value associated with the outstanding stock options at July 31, 2019.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Related and Non-related Party Agreements

The Company has entered into agreements with related and non-related parties for identified projects. As of July 31, 2019 and through April 14, 2020, the Company has no commitments or obligations under these agreements due to lack of financing and the need for a feasibility study before each project is begun. The Company will be committed to perform agreed upon services once feasibility study is complete and financing is available.

On June 25, 2019, the Company amended the Opportunity License Agreements it entered with 16 related entities.  The amendment clarifies ownership, voting rights, and distribution of profits for the Company and the Company founder.  The amendment also provides that the Company will purchase non-controlling interest of each of the sixteen entities and the Portus de Jewel project.  On June 29, 2019, the Company issued 33,931,475 shares of Class B common stock from the 2015 Incentive Plan which equal to 25% of the Founder’s shares in 15 of the 16 entities and 20,000,000 shares of Class B common stock from the 2015 Incentive Plan which equal to 10% of the Founder’s shares in the Portus de Jewel project.  At July 31, 2019, the Company recorded an impairment of $8,483 and opportunity license fees of $5,000 which are included in general and administrative expense.

Employee Agreements

The Company has entered into an employment agreement with the Chief Executive Officer (“CEO”) Debra Mathias with an effective date of April 21, 2014. The term of the employment agreements is 3 years, with an annual base salary of $1,200,000.  On April 21, 2017, the agreement was extended to April 21, 2021.

The Company has signed an employment agreement with Mr. Shah Mathias (Company Founder) for the Head of Mergers and Acquisitions and Business Development, and as non-board member President, with an effective date of October 2, 2014. The term of the employment agreement is 20 years, with an annual base salary of $1,200,000 and ten percent (10%) of any revenue producing contract entered into by the Company while the Company Founder is in office, while holding any position under any title, and five percent (5%) of any such revenue producing contract afterward, for the benefit of the Company Founder or his estate, for a period of twenty (20) years. The Company Founder is also eligible to earn an annual bonus award of up to 100% of the annual base salary.  In addition, the Company Founder is entitled to receive shares of the Company’s common stock (See Note 6).  Effective September 1, 2019, the Company Founder’s annual base salary is increased to $1,500,000.

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

The Company has entered into an employment agreement with the Chief Operations Officer of the Company with an effective date of August 30, 2018.  The term of the employment agreement is three years, with an annual base salary of $425,000. Effective September 1, 2019, the Chief Operations Officer’s annual base salary is increased to $500,000.

The Company has entered into an employment agreement with the Chief Financial Officer of the Company with an effective date of August 30, 2018.  The term of the employment agreement is three years, with an annual base salary of $375,000.  Effective September 1, 2019, the Chief Financial Officer’s annual base salary is increased to $500,000.

As of July 31, 2019, and 2018, total accrued compensation expenses to related parties related to the above employment agreements were $40,605,372 and $31,720,348, respectively. At July 31, 2019, and 2018, the Company has accrued payroll taxes of $1,154,197 and $911,382, respectively, related to the accrued compensation expenses.

Operating Lease

On April 30, 2014, the Company terminated its existing office space lease, and entered into a new month-to-month rent agreement for office space. The new agreement which commenced on November 1, 2015, calls for monthly rent payments of $1,440. The terminated lease agreement has not been resolved as to payment of existing amounts due or as to any early termination fees. According to the lease agreement, the Company’s unpaid rental balance shall bear interest until paid at a rate equal to the prime rate of interest charged by the M&T Bank, plus 2 percent. Late payment charge is $25 per day beginning with the first day following the due date. As of July 31, 2019, and 2018, the Company recorded unpaid rent expense of $27,753 and $27,753, respectively, and accrued interest and late fee of $163,389 and $136,780, respectively.

Legal Proceedings

On September 14, 2017, the Company received a letter from Zimmerman & Associates, on behalf of J. Harold Hatchett, III and Ronald Silberstein, claiming breach of contract, wrongful termination, and wrongful violations of the Business Corporations Act, and knowingly inaccurate SEC Reporting against the Company and the board of directors. The Company plans to work amicably to come to a settlement. As of July 31, 2019 the Company has accrued $1,263,870 and $1,295,120 in salaries for J. Harold Hatchett III and Ronald Silberstein, respectively.

The Company received a lawsuit on June 13, 2017 by Estate of Robert A. Berry Esq. (decedent, Oct 22, 2015), plaintiff (the “Plaintiff Estate”). The Plaintiff Estate asserted a claim for $50,000 and 11,000 common class “B” shares of the Company relating to shares and accrued stipend beginning 2015. The Company, in 2015, had previously booked the liability of $50,000 without interest accruing and issued the 11,000 shares of common class “B” stock of the Company to decedent Robert A. Berry Esq.  Company anticipates paying the $50,000 when the Company raises capital.

Memorandum of Understanding

On September 30, 2018, the Company entered into a memorandum of understanding (“MOU”) to purchase 100% of Air Cyprus Aviation Limited (ACA) in exchange for £9,500,000. An amendment to the MOU was signed to cause the MOU to become binding which is subject to government regulatory approval.

NOTE 11 – INCOME TAXES

The potential benefit of net operating losses has not been recognized in the consolidated financial statements. The Company did not incur any income tax expense for the years ended July 31, 2018 and 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the 2017 Tax Cuts and Jobs Act ("2017 Tax Reform"). The 2017 Tax Reform significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. The Company has reasonably estimated the effects of the 2017 Tax Reform and recorded provisional amounts in the consolidated financial statements as of July 31, 2019. This amount is primarily comprised of the re-measurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21%, from 34%. A blended rate of 26.4% is utilized for the year ended July 31, 2018. A rate of 21% is utilized for the year ended July 31, 2019.  The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, so we may make adjustments to the provisional amounts (if any). However, management's opinion is that future adjustments due to the 2017 Tax Reform should not have a material impact on the Company's provision for income taxes. The items accounting for the difference between income taxes computed at the statutory rate and the provision for income taxes consisted of the following for the years ended July 31, 2019 and 2018, respectively:

	2019	2018
Computed income tax benefit at statutory tax rate	21.0%	26.4%
Non-deductible accrued fees	(19.9%)	(23.7%)
Change in effective tax rates	(4.0%)	(5.0%)
Changes in allowance on deferred tax assets	3.4%	2.0%
Total income tax expense	–	–

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows for the years ended July 31, 2019 and 2018, respectively:

	2019 $	2018 $

Loss before income taxes	(9,400,991)	(10,847,518)

Income tax recovery at statutory rate	(1,974,200)	(2,865,600)

Permanent differences	1,900	100
Deferred tax true up	1,872,800	2,579,300
Change in effective tax rates	419,300	505,800
Valuation allowance change	(319,800)	(219,600)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at July 31, 2019 and 2018, are as follows:

	2019 $	2018 $

Net operating losses	3,602,500	4,627,700
Accrued expenses	(1,874,000)	(2,579,300)

Deferred income tax assets	1,728,500	2,048,400

Valuation allowance	(1,728,500)	(2,048,400)

Net deferred income tax asset	–	–

The Company has not filed its federal and state tax returns for the year ended July 31, 2019 and has filed its federal and state tax returns for the year ended July 31, 2018. The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of July 31, 2019, the Company had approximately $8.2 million of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2030 unless utilized. Given the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses created at the inception or generated thereafter. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s U.S. net operating carryovers may be subject to an annual limitation in the event of a change of control as defined the regulations. A Section 382 analysis has not been prepared and the Company’s NOLs could be subject to limitation.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

Effective September 1, 2019, the annual base salary for the Company Founder, CFO and COO was increased to $1,500,000, $500,000 and $500,000 respectively.

On December 15, 2019, the Company issued a stock dividend of 14,769,480 shares of Class C common stock from the Ameri Metro, Inc. Trust reserved shares.

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

On January 13, 2020, the Company issued 3,475,248 shares from the 2015 Incentive Plan to acquire 25% ownership interest in a related entity.

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

On January 15, 2020, the Company issued 2,200,000 shares of Class B common stock upon the exercise of stock options.

On January 18, 2020, the Company granted 2,000,000 stock options to a director of the Company, exercisable at $665 per share and expire on January 18, 2030.  The 2,000,000 options vest according to the following schedule: 1,400,000 options vest immediately, 200,000 options vest on August 30, 2020, 200,000 options vest on August 30, 2021, and 200,000 options vest on August 30, 2022.  The exercise price of the 600,000 options vesting on August 30, 2020, 2021 and 2022 are subject to re-set.  On January 18, 2020, the Company issued 200,000 shares of Class B common stock pursuant to the exercise of stock options. The shares were issued from the 2015 Equity Incentive Plan reserved shares.

On January 31, 2020, the Company approved a 100% stock dividend to all shareholders of Class B common stock at par.

On February 14, 2020, the Company issued 300,000,000 shares of Class B common stock upon the exercise of stock options.

On February 18, 2020, the Company issued 480,000,000 shares of Class B common stock to the Company Founder pursuant to the amendment to his employment agreement dated January 5, 2020.

On February 18, 2020, the Company issued 3,230,520 shares of Class C common stock to acquire 2% of Global Infrastructure Bank.

On March 11, 2020, the Company reinstated 11,292,240 shares of Class B common stock rescinded during the year ended July 31, 2014.   The 11,292,240 shares of Class B common stock were originally issued to a related party as a deposit on a future development.

On March 23, 2020, the Company issued 1,200,000 shares of Class B common stock upon the exercise of stock options.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers as of April 7, 2020:

Name	Age	Position	Commencement Date
Debra Mathias	61	Director, CEO	21-Apr-14
James Becker	58	Director, President	2-Oct-14
Steve Trout	61	Director, Secretary/Treasurer	12-Jun-12
Shahjahan C. Mathias	53	Director	12-Jun-12
Donald E. (“Nick”) Williams, Jr.	61	Director	12-Jun-12
Keith A. Doyle	59	Director	12-Jun-12
Robert Todd Reynold	59	Director	29-May-14
Suhail Matthias	60	Director	1-Sep-12
James Kingsborough	63	Director	19-May-14
John Thompson	73	Director, General Counsel	4-Aug-15
Robert Choiniere	65	Director, CFO	30-Aug-18
Bryan Elicker	58	Director, COO	30-Aug-18
Joseph Silbaugh	72	Director (Independent)	30-Aug-18
Joseph Hackett	64	Director (Independent)	19-Oct-16
Kurt Bauer	63	Director (Independent)	30-Aug-18

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

James D. Kingsborough, a director. Mr. Kingsborough is a graduate of Shippensburg University BSBA degree, majored in marketing, and graduated 1979. He worked for several roofing companies with responsibilities ranging from technical, to architectural calls, to sales representative. In 1991 he started Kingsborough & Associates, an independent sales organization representing several manufacturers.  Over the years he became partner in Division 7 Roof Spec. He later helped start and was partner in Exterior Building Solutions LLC.   Mr. Kingsborough currently continues to operate Kingsborough & Associates, a business representing several companies in the building and construction industry.  Mr. Kingsborough is also a partner in Business Airport of Carlisle, Inc.  The Carlisle Airport is a private owned, public use airport with about 60 based aircraft.  He also a board member on the Pennsylvania State Transportation Commission.

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

Officer and Director and Founder Remuneration

				Stock awards
Name and Title	Year	Salary	Bonus	#	$	Total
Shah Mathias	2017	$1,200,000	$0	-0-	$0	$1,200,000
Founder	2018	$1,200,000	$0	-0-	$0	$1,200,000
	2019	$1,200,000	$0	-0-	$0	$1,200,000
Debra Mathias	2017	$1,200,000	$0	2,000,000 (2)	$108	$1,200,108
Chairman, CEO	2018	$1,200,000	$0	2,000,000 (2)	$32	$1,200,032
	2019	$1,200,000	$0	2,000,000 (2)	$20	$1,200,020
James Becker	2017	$575,000	$0	2,000,000 (2)	$108	$575,108
President and Director	2018	$650,000	$0	2,000,000 (2)	$32	$650,032
	2019	$650,000	$0	2,000,000 (2)	$20	$650,020
Steve Trout	2017	$537,500	$0	2,000,000 (2)	$108	$537,608
Secretary/Treasurer Director	2018	$600,000	$0	2,000,000 (2)	$32	$600,032
	2019	$600,000	$0	2,000,000 (2)	$20	$600,020
Shahjahan Mathias	2017	$562,500	$0	2,000,000 (2)	$108	$562,608
Vice Chairman Director	2018	$750,000	$0	2,000,000 (2)	$32	$750,032
	2019	$750,000	$0	2,000,000 (2)	$20	$750,020
Ronald Silberstein	2016	$581,250	$0	2,000,000 (1)	$38	$581,288
Former Director/COO	2017	$0	$0	2,000,000 (1)	$23	$23
	2019	$0	$0	2,000,000 (1)	$15	$15
J Harold Hatchett III	2017	$575,000	$0	2,000,000 (1)	$38	$575,038
Former Director/CFO	2018	$0	$0	2,000,000 (1)	$23	$23
	2019	$0	$0	2,000,000 (1)	$15	$15
John Thompson	2017	$500,000	$0	2,000,000 (1)	$38	$500,038
Director/CLC	2018	$500,000	$0	2,000,000 (1)	$23	$500,023
	2019	$500,000	$0	2,000,000 (1)	$15	$500,015
Robert Todd Reynold	2017	$500,000	$0	2,000,000 (1)	$38	$500,038
Director/CRO	2018	$500,000	$0	2,000,000 (1)	$23	$500,023
	2019	$500,000	$0	2,000,000 (1)	$15	$500,015
Robert Choiniere	2017	$0	$0	-0-	$0	$0
Director/CFO	2018	$351,113	$0	-0-	$0	$351,113
	2019	$375,000	$0	2,000,000 (3)	$69	$375,069
Bryan Elicker	2017	$0	$0	-0-	$0	$0
Director/COO	2018	$0	$0	-0-	$0	$0
	2019	$389,583	$0	2,000,000 (3)	$69	$389,652

(1) On March 8, 2016, the Company granted a total of 8,000,000 stock options to 4 officers and directors of the Company, exercisable at $42 per share and expire on March 8, 2026.  The 8,000,000 options vest according to the following schedule: 3,200,000 options vest immediately and 800,000 vest annually for the next 6 years.  On June 12, 2019, the Company amended the vesting terms through a Directors’ Resolution so that the remaining 2,400,000 unvested options will vest on November 1 instead of March 8 of each subsequent year.  On January 5, 2020, the Company amended the vesting terms of the remaining options and the vesting date was changed to August 30 of each subsequent year.  The weighted average grant date fair value of stock options granted was $0.00009 per share.

(2) On November 1, 2016, the Company granted a total of 14,000,000 stock options to 7 officers and directors of the Company, exercisable at $42 per share and expire on November 1, 2026.  The 14,000,000 options vest according to the following schedule: 5,600,000 options vest immediately and 1,400,000 vest annually for the next 6 years.  On June 12, 2019, the Company amended the vesting terms through a Directors’ Resolution so that 1,400,000 options originally vesting on November 1, 2018 are to be vested on October 12, 2018.  On January 5, 2020, the Company amended the vesting terms of the remaining options and the vesting date was changed to August 30 of each subsequent year.  Furthermore, the exercise price was amended to $565 per share for all options vesting on or after August 30, 2019.  The weighted average grant date fair value of stock options granted was $0.00009 per share.

(3) On August 30, 2018, the Company granted 4,000,000 stock options to two officers and directors of the Company, exercisable at $357 per share and expire on August 30, 2028. The 4,000,000 options vest according to the following schedule: 1,600,000 options vest immediately, and 400,000 vest annually for the next 6 years. The weighted average grant date fair value of stock options granted was $0.000008 per share. On January 5, 2020, the exercise price was amended to $565 per share for all options vesting on or after August 30, 2019.

The stock has been issued to the named employee without consideration for such issue and without any conditions or restrictions.

Shah Mathias will receive 10% of the face value of all revenue contracts entered into by the Company.

The Company has not paid any cash compensation to any officer. The Company intends to pay annual salaries to all its officers and will pay an annual stipend to its directors as soon as possible. The Company has signed employment agreements with the Founder, Head of Mergers and Acquisitions and Business Development, and non-board member of the Company and the CEO who will receive compensation equal to $1,200,000 per annum plus stock awards, the Company is now accruing compensation to its other key executive officers, including its Chief Financial Officer, compensation equal to $375,000 per annum plus stock awards, Chief Operations Officer, compensation $425,000 per annum plus stock awards, Chief Legal Counsel and Chief Risk Officer, compensation equal to $500,000 per annum plus stock awards.  The Company will pay its officers their accrued salary at such time, if ever when it successfully launches its IPO. The Company issues to certain directors for their service to the Company. Although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program.  Effective September 1, 2019, the annual base salary for the Company Founder, Chief Financial Officer and Chief Operations Officer was increased to $1,500,000, $500,000 and $500,000 respectively. The Company also accrues compensation to its directors at $150,000 per annum, except certain independent directors which may receive compensation up to $120,000 per annum. The table below accounts for the total amounts accrued to year-end July 31, 2019:

Director Compensation

The following table sets forth director compensation for the last three fiscal years:

			Directors
Name and Title	Year	Bonus	Compensation	Total
Debra Mathias	2017	$0	$150,000	$150,000
Chairman, CEO	2018	$0	$150,000	$150,000
	2019	$0	$150,000	$150,000
James Becker	2017	$0	$150,000	$150,000
President and Director	2018	$0	$150,000	$150,000
	2019	$0	$150,000	$150,000
Steve Trout	2017	$0	$150,000	$150,000
Secretary/Treasurer and Director	2018	$0	$150,000	$150,000
	2019	$0	$150,000	$150,000
Shahjahan Mathias	2017	$0	$150,000	$150,000
Vice Chairman and Director	2018	$0	$150,000	$150,000
	2019	$0	$150,000	$150,000
Keith Doyle,	2017	$0	$150,000	$150,000
Director	2018	$0	$150,000	$150,000
	2019	$0	$150,000	$150,000
Suhail Matthias,	2017	$0	$150,000	$150,000

Director	2018	$0	$150,000	$150,000
	2019	$0	$150,000	$150,000
R. Todd Reynold,	2017	$0	$150,000	$150,000
Director/CRO	2018	$0	$150,000	$150,000
	2019	$0	$150,000	$150,000
James Kingsborough	2017	$0	$150,000	$150,000
Director	2018	$0	$150,000	$150,000
	2019	$0	$150,000	$150,000
Ronald Silberstein	2017	$0	$150,000	$150,000
Former Director/COO	2018	$0	$0	$0
	2019	$0	$0	$0
J Harold Hatchett III	2017	$0	$150,000	$150,000
Former Director/CFO	2018	$0	$0	$0
	2019	$0	$0	$0
John Thompson	2017	$0	$150,000	$150,000
Director/CLC	2018	$0	$150,000	$150,000
	2019	$0	$150,000	$150,000
Donald E. Williams	2017	$0	$150,000	$150,000
Director	2018	$0	$150,000	$150,000
	2019	$0	$150,000	$150,000
Robert Choiniere	2017	$0	$0	$0
Director	2018	$0	$0	$0
	2019	$0	$137,500	$137,500
Bryan Elicker	2017	$0	$0	$0
Director	2018	$0	$0	$0
	2019	$0	$137,500	$137,500
Tim Cahill	2017	$0	$12,500	$12,500
Director (Non-Governing)	2018	$0	$150,000	$150,000
	2019	$0	$150,000	$150,000
Ian Whelan	2017	$0	$150,000	$150,000
Director (Non-Governing)	2018	$0	$150,000	$150,000
	2019	$0	$0	$0

Outstanding Equity Awards

The following table sets forth the outstanding equity awards as of fiscal year ending July 31, 2019:

			Non-equity	Nonqualified
		Option	Incentive plan	compensation
Name and Title	Year	awards	Compensation	earnings	Total
Debra Mathias	2017	$108 (2)	$0	$0	$108
Chairman, CEO	2018	$32 (2)	$0	$0	$32
	2019	$20 (2)	$0	$0	$20
R. Todd Reynold,	2017	$38 (1)	$0	$0	$38
Director/CRO	2018	$23 (1)	$0	$0	$23

	2019	$15 (1)	$0	$0	$15
Ronald Silberstein	2017	$38 (1)	$0	$0	$38
Director/COO	2018	$23 (1)	$0	$0	$23
	2019	$15 (1)	$0	$0	$15
J Harold Hatchett III	2017	$38 (1)	$0	$0	$38
Former Director/CFO	2018	$23 (1)	$0	$0	$23
	2019	$15 (1)	$0	$0	$15
John Thompson	2017	$38 (1)	$0	$0	$38
Director/CLC	2018	$23 (1)	$0	$0	$23
	2019	$15 (1)	$0	$0	$15
Steve Trout	2017	$108 (2)	$0	$0	$108
Secretary/Treasurer	2018	$32 (2)	$0	$0	$32
	2019	$20 (2)	$0	$0	$20
Keith Doyle	2017	$108 (2)	$0	$0	$108
Director	2018	$32 (2)	$0	$0	$32
	2019	$20 (2)	$0	$0	$20
James Becker	2017	$108 (2)	$0	$0	$108
Director/President	2018	$32 (2)	$0	$0	$32
	2019	$20 (2)	$0	$0	$20
Jimmy Kingsborough	2017	$108 (2)	$0	$0	$108
Director	2018	$32 (2)	$0	$0	$32
	2019	$20 (2)	$0	$0	$20
Shahjahan Charles Mathias	2017	$108 (2)	$0	$0	$108
Director/Vice CEO	2018	$32 (2)	$0	$0	$32
	2019	$20 (2)	$0	$0	$20
Suhail Mathias	2017	$108 (2)	$0	$0	$108
Director	2018	$32 (2)	$0	$0	$32
	2019	$20 (2)	$0	$0	$20
Robert Choiniere	2017	$0	$0	$0	$0
Director	2018	$0	$0	$0	$0
	2019	$69 (3)	$69 (4)	$0	$138
Bryan Elicker	2017	$0	$0	$0	$0
Director	2018	$0	$0	$0	$0
	2019	$69 (3)	$69 (4)	$0	$138

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

(3) On August 30, 2018, the Company granted 4,000,000 stock options to two officers and directors of the Company, exercisable at $357 per share and expire on August 30, 2028. The 4,000,000 options vest according to the following schedule: 1,600,000 options vest immediately, and 400,000 vest annually for the next 6 years. On January 5, 2020, the exercise price was amended to $565 per share for all options vesting on or after August 30, 2019.

(4) On November 5, 2018, the Company issued 2,000,000 shares of Class B common stock with a fair value of $500 to two officers and directors of the Company for services pursuant to directorship agreements dated August 30, 2018.  The shares were issued from the 2015 Equity Incentive Plan reserved shares.  The shares vest 285,714 per year for seven years.

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

Name and Position	Address	Shares Owned	Percent of Class(1)
Shah Mathias, Founder, Head of Mergers and Acquisitions and Business Development, and non-board member	2575 Eastern Blvd York, PA 17402	1,192,400,000	64.08%
James Becker, Director, President	85 Sheldon Dr Red Lion, PA 17356	5,800,000(2)	*
Steve Trout, Director, Secretary; Treasurer	124 Nina Dr York, PA 17402	5,900,000(2)	*
Shahjahan C Mathias, Director	124 Nina Dr York, PA 17402	5,840,000(2)	*
Donald Williams, Director	2405 Whitehass Circle Winter Park, FL 32792	5,800,000(2)	*
Keith Doyle, Director	1755 St John's Church Rd Concord, NC 28025	5,400,000(2)	*
Suhail Matthias, Director	Essex SS7 1QB United Kingdom	5,840,000(2)	*
Debra Mathias, Chief Executive Officer & Director	1038 Woodridge Rd. Red Lion, PA 17356	5,500,000(2)	*
Robert Todd Reynold, Chief Risk Officer & Director	515 Robert Daniel Dr. #1315 Charleston, SC 29492	4,912,000(2)	*
John W Thompson Jr General Counsel & Director	1760 Felton Road Felton, PA 17322	2,440,000(4)	*
James D Kingsborough, Director	6 Wellington Ct. Carlisle, PA 17013	5,668,000(2)	*
Robert Choiniere, Chief Financial Officer & Director	709 Willowcrest Dr. Gibsonia, PA 15044	2,005,000(3)	*
Bryan Elicker, Chief Operations Officer & Director	4770 Bull Rd. Dover, PA 17315	2,000,000(3)	*
Total Shares Officers/Directors		1,249,505,000	67.15%

* Less than 1%

(1) Based on 1,860,889,622 shares of Class B common stock outstanding as of the date of this Form 10-K, April 7, 2020.

(2) Directors have the ability to acquire up to 2,000,000 shares as referenced in the 2015 Equity Incentive Plan, 1,400,000 shares were issued upon exercise of stock options.

(3) Directors have the ability to acquire up to 2,000,000 shares as referenced in the 2015 Equity Incentive Plan, 1,000,000 shares were issued upon exercise of stock options.

(4) Director have the ability to acquire up to 2,000,000 shares as reference in the 2015 Equity Incentive Plan and 1,400,000 shares were issued upon exercise of stock options.

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

Footnotes:

1. Penndel Land Co. is 100% owned by Mr. Mathias, the Company has no ownership of shares in this related entity

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm of Marcum, LLP for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	Year Ended July 31,
	2019	2018

Marcum, LLP/GBH CPAs, PC	$ –	$ 80,000
Weinstein International CPA	$ xx	$ –

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended July 31, 2019 and 2018.

The Company currently have an audit committee serving and have started accruing salaries beginning November 1, 2016. The total amounts accrued to year-end July 31, 2019 is $990,000. The audit committee will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  The Company does not rely on pre-approval policies and procedures.

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

Date: April 17, 2020By:/s/ Robert Choiniere

Robert Choiniere

Chief Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAMEOFFICEDATE

/s/ Debra Mathias

Debra MathiasDirectorApril 17, 2020

/s/ James Becker

James BeckerDirectorApril 17, 2020

/s/ Shahjahan C. Mathias

Shahjahan C. MathiasDirectorApril 17, 2020

/s/ Donald E. ("Nick") Williams, Jr.

Donald E. ("Nick") Williams, Jr.DirectorApril 17, 2020

/s/ Suhail Matthias

Suhail MatthiasDirectorApril 17, 2020

/s/ Steve Trout

Steve TroutDirectorApril 17, 2020

/s/ Robert Todd Reynold

Robert Todd ReynoldDirectorApril 17, 2020

/s/ Bryan Elicker

Bryan ElickerDirectorApril 17, 2020

/s/ Keith A. Doyle

Keith A. DoyleDirector April 17, 2020

/s/ James Kingsborough

James KingsboroughDirectorApril 17, 2020

/s/ John Thompson

John ThompsonDirectorApril 17, 2020