Form 10-Q
period 2020-01-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2020-05-01
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

AMERI METRO, INC.

TABLE OF CONTENTS

January 31, 2020

AMERI METRO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2020	July 31, 2019
ASSETS	(Unaudited)
Current assets
Cash	$1,139	$315
Prepaid expenses and deposits	3,630	6,357

Total Current Assets	4,769	6,672

Office equipment, net	518	724

Total Assets	$5,287	$7,396

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued expenses	$1,809,853	$1,578,226
Accounts payable and accrued expenses – related parties	1,250,070	1,316,400
Accrued compensation expenses – related parties	45,269,331	40,605,372
Stock payable	13,281	13,281

Total Current Liabilities	48,342,535	43,513,279

Loans payable – related parties	16,489	1,157,924

Total Liabilities	48,359,024	44,671,203

Stockholders’ Deficit
Preferred stock, par value $0.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding	2	2
Common stock class A, par value $0.000001, 7,000,000 shares authorized, 1,600,000 shares issued and outstanding	2	2
Common stock class B, par value $0.000001, 10,000,000,000 shares authorized, 1,068,397,382 (July 31, 2019 – 1,062,522,134) shares issued and outstanding	1,068	1,063
Common stock class C original and Series I to XL, par value $0.000001, 8,000,000,000 shares authorized, 62,769,480 (July 31, 2019 – 48,000,000) shares issued and outstanding	63	48
Common stock class D original and Series I to XL, par value $0.000001, 8,000,000,000 shares authorized, 48,000,000 shares outstanding	48	48
Common stock dividend distributable	465,229	–
Additional paid in capital	2,965,175,879	1,589,157,814
Stock subscriptions receivable	(2,959,597,000)	(1,583,597,000)
Accumulated deficit	(54,399,028)	(50,225,784)

Total Stockholders’ Deficit	(48,353,737)	(44,663,807)

Total Liabilities and Stockholders’ Deficit	$5,287	$7,396

See accompanying notes to consolidated financial statements.

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2020	Three months ended January 31, 2019	Six months ended January 31, 2020	Six months ended January 31, 2019

OPERATING EXPENSES
General & administrative	$ 2,538,996	$ 2,335,569	$ 5,024,860	$ 4,657,796

TOTAL OPERATING EXPENSES	2,538,996	2,335,569	5,024,860	4,657,796

LOSS FROM OPERATIONS	(2,538,996)	(2,335,569)	(5,024,860)	(4,657,796)

OTHER INCOME (EXPENSE)
Interest expense	(15,062)	(16,379)	(34,073)	(32,212)
Gain on settlement of debt	1,354,610	–	1,354,610	–

TOTAL OTHER INCOME (EXPENSE)	1,339,548	(16,379)	1,320,537	(32,212)

NET LOSS	$ (1,199,448)	$ (2,351,948)	$ (3,704,323)	$ (4,690,008)

LOSS PER SHARE (BASIC AND DILUTED)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	1,168,764,743	1,104,812,507	1,164,443,438	1,098,139,572

See accompanying notes to consolidated financial statements.

AMERI METRO, INC.

 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

(Unaudited)

	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Common Stock Dividend	Additional Paid in	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Distributable	Capital	Receivable	Deficit	Total

Balance, August 1, 2019	1,800,000	$ 2	1,600,000	$ 2	1,062,522,134	$ 1,063	48,000,000	$ 48	48,000,000	$ 48	$ –	$ 1,589,157,814	$ (1,583,597,000)	$ (50,225,784)	$ (44,663,807)

Stock-based compensation	–	–	–	–	–	–	–	–	–	–	–	98	–	–	98
Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	–	(2,504,875)	(2,504,875)

Balance, October 31, 2019	1,800,000	$ 2	1,600,000	$ 2	1,062,522,134	$ 1,063	48,000,000	$ 48	48,000,000	$ 48	$ –	$ 1,589,157,912	$ (1,583,597,000)	$ (52,730,659)	$ (47,168,584)

Stock-based compensation	–	–	–	–	–	–	–	–	–	–	–	126	–	–	126
Shares issued for option exercise	–	–	–	–	2,400,000	2	–	–	–	–	–	1,375,999,998	(1,376,000,000)	–	–
Shares issued for amended opportunity licensing agreement	–	–	–	–	3,475,248	3	–	–	–	–	–	866	–	–	869
Stock options issued for debt settlement	–	–	–	–	–	–	–	–	–	–	–	13,300	–	–	13,300
Stock dividend	–	–	–	–	–	–	14,769,480	15	–	–	–	3,677	–	(3,692)	–
Declaration of stock dividend	–	–	–	–	–	–	–	–	–	–	465,229	–	–	(465,229)	–
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	–	(1,199,448)	(1,199,448)

Balance, January 31, 2020	1,800,000	$ 2	1,600,000	$ 2	1,068,397,382	$ 1,068	62,769,480	$ 63	48,000,000	$ 48	$ 465,229	$ 2,965,175,879	$ (2,959,597000)	$ (54,399,028)	$ (48,353,737)

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

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended January 31, 2020	Six Months ended January 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,704,323)	$ (4,690,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	206	263
Stock-based compensation	224	286
Impairment of investment in related companies	869	–
Gain on settlement of debt	(1,354,610)	–

Change in operating assets and liabilities:
Prepaid expense and deposits	2,727	(16,667)
Accounts payable and accrued expenses	231,627	123,718
Accounts payable and accrued expenses – related parties	15,045	16,161
Accrued compensation expenses – related parties	4,663,959	4,429,400
Due to related parties	8,710	–

Cash flows used in operating activities	(135,566)	(136,847)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	149,820	137,787
Repayment of related party loans	(13,430)	–

Cash flows provided by financing activities	136,390	137,787

NET INCREASE IN CASH AND CASH EQUIVALENTS	824	940
CASH, BEGINNING OF PERIOD	315	306

CASH, END OF PERIOD	$ 1,139	$ 1,246

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

See accompanying notes to consolidated financial statements.

AMERI METRO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2020

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

Participating Profits Interest

As at January 31, 2020, the Company has a 25% participating profits interest in sixteen related entities. The remaining 75% participating profits interest (and 100% voting control) is owned by the Company’s majority shareholder. These entities have had no operations, assets, or liabilities, and as of January 31, 2020, the Company’s participating profits interest in these companies was $0.

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

Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Due to loss for the period ended January 31, 2020 and 2019, the outstanding options are anti-dilutive. As a result, the computations of net loss per common shares is the same for both basic and fully diluted common stock. Potentially dilutive securities, which include 312,090,000 and 13,700,000 stock options as at January 31, 2020, and 2019, have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been antidilutive.

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

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at January 31, 2020, the Company has a working capital deficiency of $48,337,766 and has accumulated losses of $54,399,028 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

As of January 31, 2020, $45,269,331 (July 31, 2019 - $40,605,372) is accrued in relation to various employment agreements, directorship agreements and audit committee agreements as described in Note 8.

On January 14, 2020, the Company issued 300,000,000 options to Penndel Land Company, a company owned by Company Founder, for $1,368,217 of loans and accrued interest owed to the Company’s Founder as at December 31, 2019.  The fair value of the 300,000,000 options was $13,300 on the grant date and the Company recognized a gain of $1,354,610 on settlement of debt.

At January 31, 2020, the Company is indebted to the majority shareholder for $1,250,134 (July 31, 2019 - $1,315,350) for accrued interest of $14 on related party loans, $1,249,006 of consulting fees owed and $1,114 of expenses paid on behalf of the Company.

At January 31, 2020 and July 31, 2019, the Company is indebted to three directors of the Company for an aggregate of $1,050 for expenditures incurred on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

NOTE 4 – LOANS PAYABLE – RELATED PARTIES

As of January 31, 2020, $15,375 (July 31, 2019 - $1,157,924) is due to the majority shareholder as he paid expenses on behalf of the Company.  The amount is unsecured, bears interest at 3% per annum and is due on April 30, 2021.  At January 31, 2020, accrued interest on the loan is $14 (July 31, 2019 - $66,651), which is included in accounts payable and accrued expenses – related parties.

NOTE 5 – STOCK PAYABLE

Effective October 2, 2014, the Company entered into an employment agreement with Mr. Shah Mathias (the Company’s founder and a majority shareholder) for the Head of Mergers and Acquisitions and Business Development, and as non-board member President (See Note 9). According to the agreement, the Company agreed to issue stock options of 1.2% of all authorized stock capitalization to Mr. Shah Mathias at the time of appointment. In addition, the Company agreed to issue shares of common stock equal to 10% of any shares issued under a public offering pursuant to a Form S-1 registration statement; and if shares are issued at such time to any other party Mr. Shah Mathias is to be issued an equal amount of shares. As of January 31, 2020, the Company has not completed its public offering pursuant to a Form S-1 registration statement. On April 3, 2015, the Company amended the employment agreement to eliminate the requirement to issue stock options of 1.2% of all authorized stock capitalization and, instead, agreed to issue Mr. Shah Mathias a total of 1.2% of Class A and Class B shares of common stock, and 1% of Class C and D shares of common stock at the time of the amendment. As of July 31, 2018, the Company has issued 48,000,000 shares of Class D common stock and 43,200,000 shares of Class C common stock pursuant to the employment agreement, and recorded $13,281 of stock payable for unissued stock consisting of 84,000 unissued Class A common stock, 4,800,000 unissued Class B common stock, and 48,000,000 unissued Class D Stock.

NOTE 6 – CAPITAL STOCK

On November 5, 2018, the Company issued 2,000,000 shares of Class B common stock with a fair value of $500 to two officers and directors of the Company for services pursuant to directorship agreements dated August 30, 2018.  The shares were issued from the 2015 Equity Incentive Plan reserved shares.  The shares vest 285,714 per year for seven years. During the six months ended January 31, 2020, the Company recorded $75 (2019 - $46) for the vested portion of the shares, leaving $315 of unvested compensation expense to be recognized in future periods.

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

On January 13, 2020, the Company issued 3,475,248 shares with a fair value of $869 from the 2015 Incentive Plan to acquire 25% ownership interest in a related entity.

On January 15, 2020, the Company issued 400,000 shares of Class B common stock to 2 officers and directors of the Company pursuant to the exercise of stock options granted on March 3, 2015 with an amended exercise price of $565.  The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At January 31, 2020, the $226,000,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

On January 15, 2020, the Company issued 1,400,000 shares of Class B common stock to 7 officers and directors of the Company pursuant to the exercise of stock options granted on November 1, 2016 with an amended exercise price of $565.  The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At January 31, 2020, the $791,000,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

On January 15, 2020, the Company issued 400,000 shares of Class B common stock to 2 officers and directors of the Company pursuant to the exercise of stock options granted on August 30, 2018 with an amended exercise price of $565.  The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At January 31, 2020, the $226,000,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

On January 18, 2020, the Company issued 200,000 shares of Class B common stock to a director of the Company pursuant to the exercise of stock options granted on January 18, 2020 with an exercise price of $665.  The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At January 31, 2020, the $133,000,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

On January 31, 2020, the Company declared a 100% stock dividend to all shareholders of Class B common stock at par and recorded a dividend payable of $465,229 for 1,860,916,765 shares to be issued.

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

On March 8, 2016, the Company granted 8,000,000 stock options to 4 officers and directors of the Company, exercisable at $42 per share and expire on March 8, 2026. The 8,000,000 options vest according to the following schedule: 3,200,000 options vest immediately and 800,000 vest annually for the next 6 years. The weighted average grant date fair value of stock options granted was $0.00009 per share. On June 12, 2019, the Company amended the vesting terms through a Directors’ Resolution so that the remaining 2,400,000 unvested options will vest on November 1 instead of March 8 of each subsequent year. On January 5, 2020, the Company amended the vesting terms of the remaining 2,400,000 options and the vesting date was changed to August 30 of each subsequent year.  The Company also modified the exercise price of 1,600,000 options to $565 per share.  The exercise price of the other 2,800,000 outstanding option was not changed.  The modification did not result in any incremental compensation cost and therefore the stock-based compensation for the unvested portion of the modified options will be recognized based on the original fair value.  On October 12, 2018, 3,600,000 options were exercised at $42 per share.  On January 15, 2020, 400,000 options were exercised at $565 per share.  During the six months ended January 31, 2020 and 2019, the Company recorded stock-based compensation of $7 and $35, respectively, on the consolidated statement of operations.

On November 1, 2016, the Company granted 14,000,000 stock options to 7 officers and directors of the Company, exercisable at $42 per share and expire on November 1, 2026.  The 14,000,000 options vest according to the following schedule: 5,600,000 options vest immediately and 1,400,000 vest annually for the next 6 years. On June 12, 2019, the Company amended the vesting terms through a Directors’ Resolution so that 1,400,000 options originally vesting on November 1, 2018 are to be vested on October 12, 2018. On October 12, 2018, 7,200,000 shares were issued upon exercise of the stock options. The weighted average grant date fair value of stock options granted was $0.00009 per share.  On January 5, 2020, the Company amended the vesting terms of the remaining options and the vesting date was changed to August 30 of each subsequent year.  Furthermore, the exercise price was amended to $565 per share for all options vesting on or after August 30, 2019.  The modification did not result in any incremental compensation cost and therefore the stock-based compensation for the unvested portion of the modified options will be recognized based on the original fair value.  On January 15, 2020, 1,400,000 options were exercised at $565 per share.  During the six months ended January 31, 2020 and 2019, the Company recorded stock-based compensation of $59 and $128, respectively, on the consolidated statement of operations.

On February 7, 2018, the Company granted 2,000,000 stock options to a consultant of the Company, exercisable at various prices per share and expire on May 1, 2022. The exercise prices are as follows: 250,000 options at $60 per share, 350,000 options at $225 per share, 300,000 options at $250 per share, 300,000 options at $275 per share, 300,000 options at $300 per share, 500,000 options at $325 per share. On June 12, 2019, the Company amended the vesting terms so that all 2,000,000 options vested by October 12, 2018. On October 12, 2018, 2,000,000 shares that vested pursuant to the amendment were issued. The weighted average grant date fair value of stock options granted was $0.000005 per share. During the six months ended January 31, 2020 and 2019, the Company recorded stock-based compensation of $nil and $4 on the consolidated statement of operations.

On August 30, 2018, the Company granted 4,000,000 stock options to two officers and directors of the Company, exercisable at $357 per share and expire on August 30, 2028. The 4,000,000 options vest according to the following schedule: 1,600,000 options vest immediately, and 400,000 vest annually for the next 6 years. The weighted average grant date fair value of stock options granted was $0.000008 per share. On January 5, 2020, the exercise price was amended to $565 per share for all options vesting on or after August 30, 2019.  The modification did not result in any incremental compensation cost and therefore the stock-based compensation for the unvested portion of the modified options will be recognized based on the original fair value.  On January 15, 2020, 400,000 options were exercised at $565 per share.  During the six months ended January 31, 2020 and 2019, the Company recorded stock-based compensation of $18 and $110 on the consolidated statement of operations.

On August 30, 2018, the Company granted 100,000 stock options to a consultant of the Company, exercisable at $515 per share and expire on August 30, 2028. The 100,000 options vest according to the following schedule: 40,000 options vest immediately, and 10,000 vest annually for the next 6 years. On October 11, 2018, the Company issued 10,000 shares upon the exercise of stock option.  The weighted average grant date fair value of stock options granted was $0.000009 per share. On January 5, 2020, the exercise price was amended to $565 per share for all options vesting on or after August 30, 2019.  The modification did not result in any incremental compensation cost and therefore the stock-based compensation for the unvested portion of the modified options will be recognized based on the original fair value.  During the six months ended January 31, 2020 and 2019, the Company recorded stock-based compensation of $nil and $1 on the consolidated statement of operations.

On June 12, 2019, the Company amended Equity Incentive Plans, Subscription Agreements and Equity Agreements so that options issued after June 12, 2019 would have a strike price equal to the market price at that grant date.

On January 14, 2020, the Company issued 300,000,000 options to Penndel Land Company, a company owned by Company Founder, for $1,368,217 of loans and accrued interest owed to the Company’s Founder as at December 31, 2019.  These options are exercisable at various prices per share and expire on January 14, 2030. The exercise prices are as follows: 50,000,000 options at $665 per share, 50,000,000 options at $698 per share, 50,000,000 options at $735 per share, 50,000,000 options at $771 per share, 50,000,000 options at $810 per share, 50,000,000 options at $851 per share.  The fair value of the 300,000,000 options was $13,300 on the grant date On February 14, 2020, the Company issued 300,000,000 shares of Class B common stock upon the exercise of stock options.

On January 18, 2020, the Company granted 2,000,000 stock options to a director of the Company, exercisable at $665 per share and expire on January 18, 2030. The 2,000,000 options vest according to the following schedule: 1,400,000 options vest immediately, 200,000 options vest on August 30, 2020, 200,000 options vest on August 30, 2021, and 200,000 options vest on August 30, 2022.  The exercise price of the 600,000 options vesting on August 30, 2020, 2021 and 2022 are subject to re-set.  The grant date fair value of stock options granted was $0.000046 per share.  On January 18, 2020, 200,000 shares were issued upon the exercise of stock options.  During the six months ended January 31, 2020, the Company recorded stock-based compensation of $65 on the consolidated statement of operations.

A summary of the Company’s stock option activity is as follow:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding, July 31, 2019	12,490,000	105.56	–	–

Granted	302,000,000	754.40
Exercised	(2,400,000)	573.33

Outstanding, January 31, 2020	312,090,000	741.50	9.86	–
Exercisable, January 31, 2020	302,840,000	750.84	9.94	–

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended January 31, 2020	Six Months Ended January 31, 2019

Expected dividend yield	0%	0%
Expected volatility	150%	150%
Expected life (in years)	10	10
Risk-free interest rate	1.82%	1.83%

At January 31, 2020, there was $558 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan. There was $nil intrinsic value associated with the outstanding stock options at January 31, 2020.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Related and Non-related Party Agreements

The Company has entered into agreements with related and non-related parties for identified projects. As of January 31, 2020 and through April 27, 2020, the Company has no commitments or obligations under these agreements due to lack of financing and the need for a feasibility study before each project is begun. The Company will be committed to perform agreed upon services once feasibility study is complete and financing is available.

On June 25, 2019, the Company amended the Opportunity License Agreements it entered with 16 related entities.  The amendment clarifies ownership, voting rights, and distribution of profits for the Company and the Company founder.  The amendment also provides that the Company will purchase non-controlling interest of each of the sixteen entities and the Portus de Jewel project.  On June 29, 2019, the Company issued 33,931,475 shares of Class B common stock from the 2015 Incentive Plan which equal to 25% of the Founder’s shares in 15 of the 16 entities and 20,000,000 shares of Class B common stock from the 2015 Incentive Plan which equal to 10% of the Founder’s shares in the Portus de Jewel project.  On January 13, 2020, the Company issued 3,475,248 shares of Class B common stock from the 2015 Incentive Plan which equal to 25% of the Founder’s shares in 1 of the 16 entities.  During the year ended July 31, 2019, the Company recorded an impairment of $8,483 and opportunity license fees of $5,000 which are included in general and administrative expense.  During the six months ended January 31, 2020, the Company recorded an impairment of $869 which is included in general and administrative expense.

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

As of January 31, 2020, and July 31, 2019, total accrued compensation expenses to related parties related to the above employment agreements were $45,269,331 and $40,605,372, respectively. At January 31, 2020, and July 31, 2019, the Company has accrued payroll taxes of $1,275,828 and $1,154,197, respectively, related to the accrued compensation expenses.

Operating Lease

On April 30, 2014, the Company terminated its existing office space lease, and entered into a new month-to-month rent agreement for office space. The new agreement which commenced on November 1, 2015, calls for monthly rent payments of $1,440. The terminated lease agreement has not been resolved as to payment of existing amounts due or as to any early termination fees. According to the lease agreement, the Company’s unpaid rental balance shall bear interest until paid at a rate equal to the prime rate of interest charged by the M&T Bank, plus 2 percent. Late payment charge is $25 per day beginning with the first day following the due date. As of January 31, 2020, and July 31, 2019, the Company recorded unpaid rent expense of $27,753 and $27,753, respectively, and accrued interest and late fee of $176,731 and $163,389, respectively.

Legal Proceedings

On September 14, 2017, the Company received a letter from Zimmerman & Associates, on behalf of J. Harold Hatchett, III and Ronald Silberstein, claiming breach of contract, wrongful termination, and wrongful violations of the Business Corporations Act, and knowingly inaccurate SEC Reporting against the Company and the board of directors. The Company plans to work amicably to come to a settlement. As of January 31, 2020, the Company has accrued $1,263,870 and $1,295,120 in salaries for J. Harold Hatchett III and Ronald Silberstein, respectively.

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

NOTE 9 – INCOME TAXES

At January 31, 2020 and July 31, 2019, the Company’s deferred tax assets consisted of principally net operating loss carry forwards. The material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of accrued expenses and the change in the valuation allowance during the applicable period. The Company has recorded a 100% valuation allowance as management is uncertain that the Company will realize the deferred tax assets.

The Company has not filed its federal and state tax returns for the year ended July 31, 2019 and has filed its federal and state tax returns for the year ended July 31, 2018. The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of January 31, 2020, the Company had approximately $7.3 million of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2030 unless utilized.

The tax years 2017 and 2018 remain open to examination by the major taxing jurisdictions to which the Company is subject.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the 2017 Tax Cuts and Jobs Act ("2017 Tax Reform"). The 2017 Tax Reform significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. The Company has reasonably estimated the effects of the 2017 Tax Reform and recorded provisional amounts in the consolidated financial statements. This amount is primarily comprised of the re-measurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21%, from 34%. A rate of 21% is utilized for the period. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, so we may make adjustments to the provisional amounts (if any). However, management's opinion is that future adjustments due to the 2017 Tax Reform should not have a material impact on the Company's provision for income taxes.  The Company has a full allowance against the deferred tax asset and as a result there was no impact to income tax expense for the periods ended January 31, 2020.

NOTE 10 – SUBSEQUENT EVENTS

On February 14, 2020, the Company issued 300,000,000 shares of Class B common stock upon the exercise of stock options.

On February 18, 2020, the Company issued 480,000,000 shares of Class B common stock to the Company Founder pursuant to the amendment to his employment agreement dated January 5, 2020.

On February 18, 2020, the Company issued 3,230,520 shares of Class C common stock to acquire 2% of Global Infrastructure Bank.  By Consent of the Company directors on April 28, 2020 the ownership interest was increased from 2% to 25% by acquiring interest in Susquehanna Mortgage Bankers Corp (SMBC, established December 1994) DBA Global Infrastructure Special Purpose Bankers.  The intent is to become a licensed Commercial & Residential lender, an entity supervised by the State banking commission.  Once licensed, it will then apply for a Fintech mortgage lender with the U.S. Office of Currency Control to become a licensed lender under the U.S. Federal Reserve system. Original Class C non-voting shares in the amount of 23,000,000 shares will be issued for this transaction.  No shares have been issued as of the date of this filing.

On April 28, 2020 the Company agreed by board Consent to buy 25% ownership in Ann Charles International Airport for 23,000,000 Original Class C non-voting shares. The Company is the developer of this project.  No shares have been issued as of the date of this filing.

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

Comparison of the Six Months Ended January 31, 2020 and 2019.

The Company has no source of continuing revenues and received no revenues for the six months ending January 31, 2020 and 2019.   For the six months ended January 31, 2020 and 2019, the Company had total operating expenses of $5,024,860 and $4,657,796, respectively and net losses of $3,704,323 and $4,690,008, respectively. The increase in operating expenses resulted primarily from increases of $123,848 in professional fees, $24,950 in director fees, $243,714 in officer payroll and $25,360 in transfer agent and filing fees and offset by decrease of $34,192 in personnel expenses, $4,691 in telephone expense, and $7,060 in travel expenses. During the six months ended January 31, 2020, the Company recognized a gain of $1,354,610 upon settlement of debt which resulted in a decrease in net loss.

Comparison of the Three Months Ended January 31, 2020 and 2019.

The Company has no source of continuing revenues and received no revenues for the three months ending January 31, 2020 and 2019.   For the three months ended January 31, 2020 and 2019, the Company had total operating expenses of $2,538,996 and $2,335,569, respectively and net losses of $1,199,448 and $2,351,948, respectively. The increase in operating expenses resulted primarily from increases of $45,462 in professional fees, $124,977 in officer payroll and $33,831 in transfer agent and filing fees.  During the three months ended January 31, 2020, the Company recognized a gain of $1,354,610 upon settlement of debt which resulted in a decrease in net loss.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities and total liabilities as of January 31, 2020 and July 31, 2019 were as follows:

	January 31, 2020	July 31, 2019
Cash	$ 1,139	$ 315
Total current assets	4,769	6,672
Total assets	5,287	7,396
Total current liabilities	48,342,535	43,513,279
Total liabilities	48,359,024	44,671,203

Cash Requirements

We had $1,139 in cash and cash equivalents as of January 31, 2020.  Our cash used in operations for the six months ended January 31, 2020 was $135,566. We had a net loss for the six months ended January 31, 2020 of $3,704,323. We had an accumulated deficit of $54,399,028 at January 31, 2020. Our cash on hand is not sufficient to cover our monthly expenses and we continue to seek financing in the form of debt or stock sales to finance our operations. There can be no assurance the Company will be successful in these efforts.

Sources and Uses of Cash

Operations

For the six months ended January 31, 2020, our net cash used in operating activities was $135,566, which consisted primarily of our net loss of $3,704,323 and a gain of $1,354,610 upon settlement of debt, offset primarily by increases in accrued compensation expense of $4,663,959. For the six months ended January 31, 2019, our net cash used in operating activities was $136,847, which consisted primarily of our net loss of $2,338,060, offset primarily by increases in accrued expenses of $2,201,587.

Financing

For the six months ended January 31, 2020, our net cash provided by financing activities was $136,390, which consisted of proceeds of $149,820 from related party loans and repayment of $13,430 to related party. For the six months ended January 31, 2019, our net cash provided by financing activities was $137,787, which consisted of proceeds from related party loans.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. As at January 31, 2020, the Company has a working capital deficiency of $48,337,766 and has accumulated losses of $54,399,028 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

Item 4. Controls and Procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January 31, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K. However, management is focused on putting in place effective controls.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the six month period ended January 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 1, 2020By:/s/ Robert Choiniere

Robert Choiniere

Chief Financial Officer