Form 10-K
period 2020-07-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2020-11-12
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2020

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

$0

Indicate the number of shares outstanding of each of the registrant's classes of preferred stock and common stock as of the latest practicable date.

Class	Outstanding at November 11, 2020

Preferred Stock, par value $0.000001	1,800,000 shares
Class A Common Stock, par value $0.000001	1,684,000 shares
Class B Common Stock, par value $0.000001	3,892,037,844 shares
Class C Common Stock, par value $0.000001	191,045,680 shares
Class D Common Stock, par value $0.000001	96,000,000 shares

AMERI METRO, INC.

TABLE OF CONTENTS

INDEX

Page
PART I	4
ITEM 1. BUSINESS	4
ITEM 2. PROPERTIES	37
ITEM 3. LEGAL PROCEEDINGS	37
ITEM 4. MINE SAFETY DISCLOSURES	37
PART II	38
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	38
ITEM 6. SELECTED FINANCIAL DATA	38
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	38
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	45
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	66
ITEM 9A. CONTROLS AND PROCEDURES	66
PART III	61
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE	67
ITEM 11. EXECUTIVE COMPENSATION	70
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	76
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	78
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	81
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	82

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

In order to support the functionality of financial structure between the end user, whether public or private, and the non-profit, whether related or non-related, Shah Mathias created the twenty related entities listed below of which the Company owns 25% of eighteen (plus 10% of one and 2% of one) via non-voting common shares, with the remaining 75% of eighteen (plus 90% of one and 98% of one) and 100% voting control owned by Mr. Mathias. The Company acting in its Master Consulting role will be the conduit between one or more of the related entities who will secure by contract the project from the end user and approach the non-profits for bond offering of the project. The construction management services will be performed by one or more of the largest construction management firms in the United States by utilizing existing well-established construction firms in or near the project location to perform the physical work on each project. The Company’s consulting staffing needs are already in place and any additional needs can be met easily. Once a project is started, the consulting management team of the Company would rely heavily on the work force of some of the largest construction management firms in the country. The seventeenth related entity, HSRF Trust, was created to place the bond offering revenue in trust managed by agreements with ING (now Voya).

1.HSR Freight Line, Inc.

2.HSR Passenger Services, Inc.

3.HSR Technologies, Inc.

4.HSR Logistics, Inc.

5.KSJM International Airport, Inc.

6.Port of Ostia, Inc.

7.Port of De Claudius, Inc.

8.Atlantic Energy & Utility Products, Inc.

9.Malibu Homes, Inc.

10.Ameri Cement, Inc.

11.Lord Chauffeurs LTD.

12.Penn Insurance Services LLC

13.Cape Horn Abstracting

14.Eastern Development & Design, Inc.

15.Slater & West, Inc.

16.Platinum Media Inc.

17.Susquehanna Mortgage Bankers Corp.

18.Natural Resources LLC

19.Dutch East India Logistics Co.

20.Ann Charles International Airport, Inc.,

21.HSRF Trust

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

17) Susquehanna Mortgage Bankers Corp. Established in 1994, the entity was fully licensed by the Pennsylvania Banking Commission and HUD, as a lender. The entity is in the process of reactivating with the State of Pennsylvania to become a licensed Commercial & Residential lender, an entity supervised by the state banking commission. It has applied for a Fintech Commercial & Residential lender with the U.S. Office of Currency Control to become a licensed lender under the U.S. Federal Reserve system. SMBC is expected to have eight times borrowing power from the Federal Reserve. The Company has a 2% noncontrolling interest, sharing in entity assets and pre-tax profits.

18) Natural Resources, LLC This company provides oil, gas and mineral extraction services, timber harvesting, agricultural and related food production services associated with the operation of large-scale development projects. The Company owns 25% noncontrolling interest, sharing ownership of the asset and operations revenue.

19) Dutch East India Logistics Co. Designed to provide international cargo services in Yuma Arizona. The Company interfaces with the entity in three separate stages: Stage 1 interface - as consultant for fee, Stage 2 interface – as consultant for construction services for fee and Stage 3 interface – as a 10% non-controlling interest shareholder, sharing in post construction operations revenue.

20) Ann Charles International Airport, Inc. Designed to provide airport services and cargo break facilities in Port Freeport and the Brazoria Fort Bend Rail District Project. The Company interfaces with the entity in three separate stages: Stage 1 interface – as consultant for fee, Stage 2 interface – as consultant for construction services for fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

21) HSRF Trust. This company is a statutory trust administrator of private and public funds and will safeguard the bondholder's interest. No money moves to any parties without trust authorization.

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

ING Investment Management

Each of the non-profits has entered into an investment management agreement with ING Investment Management (“ING”) whereby ING will manage any funds raised in bond offerings and provide investment advisory services.  This non-binding agreement would only take effect upon the raising of revenue bonds.  ING would serve to invest, reinvest and supervise the management of any such funds raised, for any project in the future, while such funds were held in an investment account and until use for the intended funds are needed for project purposes. The Company and the non-profits have not commenced raising funds through any bond offerings.

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

Mobile Intermodal Corridor, Research Review Team

Team MemberAffiliation

Dr. Mark Burton, PhDUniversity of Tennessee

Dr. David Clarke, PhDUniversity of Tennessee

Mr. Rick TuckerPort of Huntsville, AL

Mr. Jimmy LyonsPort of Mobile, AL

Dr. Craig Phillip, PhDVanderbilt University

Dr. Ted Grossardt, PhDUniversity of Kentucky

Mr. Kent SowardsMarshall University

Dr. Mike Hicks, PhDBall State University

Mr. Scott HercikAppalachian Regional Commission

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

Pursuant to the Master Consulting Agreement, the Company will receive compensation from the bond proceeds at bond closing to reimburse the Company for its initial capital investment into the project. Other sources of revenue include management fees from the Master Agreement for Construction and twenty five percent profit sharing from each of the related entities.  With the revenue recognized by the Company, the Company will then be able to sustain its continued growth and commence other potential projects.

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

COMPOSITE RAILROAD TIES - HSR Technologies, Inc. entered into a memorandum of understanding on July 15, 2020 to acquire from NP&G Innovations, Inc., all of the intellectual property contained in the United States Patent No. 7,931,210, whether or not related to rail ties/sleepers, and any other inventions and discoveries for the exploitation of the Patent.  The property to be acquired includes copyrights and trademarks, derivatives, imitations, adaptations, reproductions, and exploitations owned by NP&G Innovations, Inc.  The production of rail ties will be used to build the railroad system in projects like Port Trajan and the Mobile Trade Corridor, Texas and Yuma Trade corridors.  To date, HSR Technologies, Inc. has not paid the consideration related to this transaction.

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

DAMAR TRUCKDECK: On July 25, 2020, HSR Technologies, Inc., entered into a Memorandum of Understanding with DAMAR Corporation, LLC for the acquisition of all of the intellectual property contained in the United States Patent US 82,10,591 B2, including bed tool boxes / bed liners, all copyrights and trademarks related to the patent, as well as derivatives, imitations, adaptations, reproductions and exploitations owned by DAMAR Corporation, LLC, all confidential information, trade secrets, industry contacts and goodwill associated with the patent.  The Damar TruckDeck is a flexible truck deck storage and organization system with an integrated frame allowing the cargo deck to be used as a hauling surface. The system has many configurations to fit a wide variety of uses (hunting, construction, moving, hauling, etc.) in various truck deck sizes. The Damar TruckDeck primarily consists of lockable repositionable storage units.

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

To date, HSR Technologies, Inc. has not paid the consideration related to this transaction.

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

Employees Yearly Salaries:

Founder, Chief Executive Officer – Shah Mathias$1,200,000 (increased to $1,500,000 on September 1, 2019)

Chairman, former Chief Executive Officer – Debra Mathias$1,200,000

Vice Chairman – Shanjahan Mathias$750,000

President – James Becker$650,000

Secretary – Steve Trout$600,000

Chief Financial Officer – Robert Choiniere$375,000 (increased to $500,000 on September 1, 2019)

Chief Risk Officer – Robert Todd Reynold$500,000

Chief Legal Counsel – John Thompson$500,000

Chief Operating Officer – Bryan Elicker$425,000 (increased to $500,000 on September 1, 2019)

Each Director $150,000

Each Independent Director$120,000

Subsidiaries

The Company has one subsidiary, Global Transportation & Infrastructure Inc. (“GTI”) incorporated in the state of Delaware. GTI is a wholly owned subsidiary of the Company. The Company holds 25% ownership interest (non-voting) in 20 related entities of each of the affiliated companies listed in the section “Related Companies”.

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

The Company amended its Certificate of Incorporation to change its existing authorized preferred and common shares from the current shares to the following:

•Preferred Shares: 200,000,000 (Two hundred Million) par value .000001.

•Class “A” 7,000,000 (Seven  Million Class “A” common shares) these shares have 40,000 : 1 voting right compared to all other Class of shares and have equal dividend rights as all other Class of  shares, par value $0.000001.

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

As of July 31, 2020 there were 3,181,748,579 shares of common stock issued and outstanding and 1,800,000 shares of preferred stock.

Recent Sales of Unregistered Securities

There were no recent sales of unregistered securities. As of July 31, 2020, the period covered by this Report, the Company had 3,181,748,579 shares of common stock outstanding.

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

The Company sees an opportunity for additional U.S. projects given the Administration’s interest in advancing a $2 Trillion infrastructure package.  Although the Company expects a significant reduction in GDP globally, the Company anticipates a return to growth later in the fiscal year 2021.  Management will continue to monitor the situation and take appropriate actions when the Company is capitalized.

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

As of July 31, 2020, the projects have not yet started and hence no funding has taken place or bonds issued.

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

None of these companies has any operations or any revenues. Mr. Mathias (as president of each of these companies) has executed contracts between several of these companies and the Company. In each of these companies, Shah Mathias is the president and chief executive officer. No other officers or directors exist in any of these related companies. The Company owns 2% of one company, 10% of a second company, and 25% of the other companies with the remaining ownership held directly or indirectly by Mr. Mathias.

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

17)Susquehanna Mortgage Bankers Corp. Has applied for a Fintech Commercial & Residential lender with the U.S. Office of Currency Control to become a licensed lender under the U.S. Federal Reserve system.

18)Natural Resources, LLC To provide oil, gas and mineral extraction services, timber harvesting, agricultural and related food production services associated with the operation of large-scale development projects.

19)Dutch East India Logistics Co. Designed to provide international cargo services inYuma Arizona.

20)Ann Charles International Airport, Inc. Designed to provide airport services and cargo break facilities in     Port Freeport and the Brazoria Fort Bend Rail District Project

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception. As at July 31, 2020, the Company has a working capital deficiency of $53,318,335 and has accumulated losses of $59,311,348 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

Investment in Related Companies

The investments in entities in which the Company does not have a controlling interest (financial or operating), but where it has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method of accounting.

Investments in partially-owned entities for which the Company has no ability to exercise significant influence even though the ownership interest is more than 20% are accounted for in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") applicable to equity investments that do not qualify for the equity method of accounting. The Company evaluates these types of investments for changes in fair value and, if there is change, recognizes the change in the Consolidated Statement of Operations. If no such events or changes in circumstances have occurred related to these types of investments, the fair value is estimated only if practicable to do so.

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

Discussion for the Fiscal Years Ended July 31, 2020 and 2019

Total assets of the Company were $63,647 as at July 31, 2020 as compared to total assets of $7,396 as at July 31, 2019.  Total current assets at July 31, 2020 was $63,336 as compared to current assets of 6,672 as at July 31, 2019.

Total operating expenses increase to $10,116,682 for the fiscal year ended July 31, 2020 from $9,335,975 for the fiscal year ended July 31, 2019.  The Increase was primarily due to Increase in general and administrative expenses and personnel expense, professional fees, directors’ fees, and transfer agent and filing fees.  Loss from operations was $10,116,682 for the fiscal year ended July 31, 2020 compared to $9,335,975 for the fiscal year ended July 31, 2019.

Liquidity: The Company has no continuous methods of generating cash other than the sale of its stock.

Capital Resources: The Company did not incur any capital expenditures other than the purchase of office supplies and computer equipment.

Results of Operations: The Company has had no revenue since inception other than from the sale of its securities. The Company does not anticipate that it will generate revenue sufficient to cover its operating expenses until the implementation of its business plan. As of July 31, 2020, the Company has a working capital deficiency of $53,318,335 and has accumulated losses of $59,311,348 since inception. The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts. These factors create substantial doubt about the Company’s ability to continue as a going concern.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERI METRO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ameri Metro, Inc.

Opinion on the Financial Statements

We have audited the accompanying the consolidated balance sheets of Ameri Metro Inc. and its subsidiaries (“the Company”) as of July 31, 2020 and 2019 and the related statements of operations, changes in stockholders’ deficit and cash flows, for each of the years then ended, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended July 31 2020, in conformity with generally accepted accounting principles in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of July 31, 2020, the Company has negative cash flow and there are no assurances the Company will generate a profit or obtain positive cash flow, in addition the Company has a nominal working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Weinstein International CPA

We have served as the Company's auditor since 2020.

Tel Aviv, Israel

November 12, 2020

AMERI METRO, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2020	July 31, 2019
ASSETS
Current assets
Cash	$ 28,396	$ 315
Prepaid expenses and deposits	34,940	6,357

Total Current Assets	63,336	6,672

Office equipment, net	311	724

Total Assets	$ 63,647	$ 7,396

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued expenses	$ 1,901,011	$ 1,578,226
Accrued expenses – related parties	1,251,807	1,316,400
Accrued compensation expenses – related parties	49,974,956	40,605,372
Loans payable – related parties	253,897	–
Stock payable	–	13,281

Total Current Liabilities	53,381,671	43,513,279

Loans payable – related parties	–	1,157,924

Total Liabilities	53,381,671	44,671,203

Stockholders’ Deficit
Preferred stock, par value $.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding	2	2
Common stock class A, par value $.000001, 7,000,000 shares authorized, 1,684,000 (2019 – 1,600,000) shares issued and outstanding	2	2
Common stock class B, par value $.000001, 4,000,000,000 shares authorized, 2,939,018,899 (2019 – 1,062,522,134) shares issued and outstanding	2,939	1,063
Common stock class C original and Series I to XL, par value $.000001, 4,000,000,000 shares authorized, 145,045,680 (2019 – 48,000,000) shares issued and outstanding	145	48
Common stock class D original and Series I to XL, par value $.000001, 4,000,000,000 shares authorized, 96,000,000 (2019 – 48,000,000) shares outstanding	96	48
Additional paid in capital	237,463,587,140	1,589,157,814
Stock subscriptions receivable	(237,457,597,000)	(1,583,597,000)
Accumulated deficit	(59,311,348)	(50,225,784)

Total Stockholders’ Deficit	(53,318,024)	(44,663,807)

Total Liabilities and Stockholders’ Deficit	$ 63,647	$ 7,396

See accompanying notes to consolidated financial statements

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended July 31, 2020	Year ended July 31, 2019

OPERATING EXPENSES
General & administrative	$ 10,116,682	$ 9,335,975

TOTAL OPERATING EXPENSES	10,116,682	9,335,975

LOSS FROM OPERATIONS	(10,116,682)	(9,335,975)

OTHER INCOME (EXPENSE)
Interest expense	1,313,737	(65,016)

TOTAL OTHER INCOME (EXPENSE)	1,313,773	(65,016)

NET LOSS	$ (8,802,909)	$ (9,400,991)

EARNINGS (LOSS) PER SHARE (BASIC)	$ (0.00)	$ (0.01)
EARNINGS (LOSS) PER SHARE (DILUTED)	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	1,906,024,975	1,106,409,857

See accompanying notes to consolidated financial statements.

AMERI METRO, INC.

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Additional Paid in	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, August 1, 2018	1,800,000	$ 2	1,600,000	$ 2	990,890,659	$ 991	48,000,000	$ 48	48,000,000	$ 48	$ 5,593,909	$ (47,000)	$ (40,824,793)	$ (35,276,793)

Shares issued for option exercise	–	–	–	–	15,610,000	16	–	–	–	–	1,583,549,984	(1,583,550,000)	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	343	–	–	343
Shares issued for services	–	–	–	–	2,050,000	2	–	–	–	–	149	–	–	151
Shares issued for amended opportunity licensing agreement	–	–	–	–	53,931,475	54	–	–	–	–	13,429	–	–	13,483
Shares issued pursuant to stock split in 2014	–	–	–	–	40,000	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(9,400,991)	(9,400,991)

Balance, July 31, 2019	1,800,000	$ 2	1,600,000	$ 2	1,062,522,134	$ 1,063	48,000,000	$ 48	48,000,000	$ 48	$ 1,589,157,814	$ (1,583,597,000)	$ (50,225,784)	$ (44,663,807)

Stock-based compensation	–	–	–	–	–	–	–	–	–	–	372	–	–	372
Shares issued for services	–	–	84,000	–	484,800,000	485	–	–	48,000,000	48	132,748	–	–	133,281
Shares issued for cash	–	–	–	–	2,400,000	3	–	–	–	–	7,199,999,997	(7,200,000,000)	–	–
Shares issued for option exercise	–	–	–	–	303,600,000	303	–	–	–	–	228,673,999,697	(228,674,000,000)	–	–
Shares issued for investment in related entities	–	–	–	–	250,000	–	3,230,520	3	–	–	867	–	–	870
Shares issued for amended opportunity licensing agreement	–	–	–	–	3,475,248	3	–	–	–	–	866	–	–	869
Stock options issued for debt settlement	–	–	–	–	–	–	–	–	–	–	13,300	–	–	13,300
Shares issued pursuant to stock split in 2014	–	–	–	–	–	–	33,876,720	34	–	–	(34)	–	–	–
Stock dividend	–	–	–	–	1,070,679,277	1,071	59,938,440	60	–	–	281,524	–	(282,655)	–
Shares re-issued for deposit	–	–	–	–	11,292,240	11	–	–	–	–	(11)	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(8,802,909)	(8,802,909)

Balance, July 31, 2020	1,800,000	$ 2	1,684,000	$ 2	2,939,018,899	$ 2,939	145,045,680	$ 145	96,000,000	$ 96	$ 237,463,587,140	$ (237,457,597,000)	$ (59,311,348)	$ (53,318,024)

See accompanying notes to consolidated financial statements.

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended July 31, 2020	Year ended July 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,802,909)	$ (9,400,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	413	470
Stock-based compensation	120,372	5,493
Impairment of investment in related companies	1,739	8,483
Gain on settlement of debt	(1,354,610)	–

Change in operating assets and liabilities:
Prepaid expense and deposits	(28,583)	(3,417)
Accounts payable and accrued expenses	322,785	292,779
Accounts payable and accrued expenses – related parties	46,921	32,989
Accrued compensation expenses – related parties	9,369,584	8,885,024

Cash flows used in operating activities	(324,288)	(179,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	393,394	186,235
Repayment of related party loans	(41,025)	(7,056)

Cash flows provided by financing activities	352,369	179,179

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,081	9
CASH, BEGINNING OF PERIOD	315	306

CASH, END OF PERIOD	$ 28,396	$ 315

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

NON-CASH INVESTING ACTIVITIES:
Shares issued for Investment in related entities	$ 1,739	$ 13,483
See accompanying notes to consolidated financial statements.

AMERI METRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020 and 2019

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ameri Metro, Inc. (“Ameri Metro”, “AM” or the “Company”) was formed to engage primarily in high-speed rail for passenger and freight transportation and related transportation projects.  The Company initially intends to develop a Midwest high-speed rail system for passengers and freight.  Currently the Company is engaged in raising capital and entering into relationships in furtherance of its planned activities.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

In December 2019, an outbreak of a new strain of coronavirus (“COVID-19”) began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our ability to secure funding and to execute our business plans in the expected time frame, will depend on future developments, including the duration and spread of the pandemic, all of which are uncertain and cannot be predicted. The management team is closely following the progression of COVID-19 and its potential impact on the Company.  Since the Company is not currently trading and has not begun full-scale operations, there is minimal impact on the Company’s current financial condition.  The Company sees an opportunity for additional U.S. projects given the Administration’s interest in advancing a $2 Trillion infrastructure package.  Although the Company expects a significant reduction in GDP globally, the Company anticipates a return to growth later in the fiscal year 2021.  Management will continue to monitor the situation and take appropriate actions when the Company is capitalized.

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception. As at July 31, 2020, the Company has a working capital deficiency of $53,318,335 and has accumulated losses of $59,311,348 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

The financial position, results of operations and cash flows as of, and for the period reported include only the results of operations for Ameri Metro as GTI was inactive for the period from December 1, 2010 to July 31, 2020, and AMI and was inactive for the period from June 13, 2018 to July 31, 2020.

All investments in partially owned related entities are accounted for using the cost method. As of July 31, 2020, the Company holds equity interests in the following related entities.

Related Entity	Ownership interest

Ameri Cement, Inc.	25%
Atlantic Energy & Utility Products, Inc.	25%
Cape Horn Abstracting, Co	25%
Dutch East India Logistics Co	10%
Eastern Development & Design Inc.	25%
HSR Freight Line Inc.	25%
HSR Logistics Inc.	25%
HSR Passenger Services, Inc.	25%
HSR Technologies, Inc.	25%
KSJM International Airport, Inc.	25%
Lord Chauffeurs Ltd.	25%
Malibu Homes, Inc.	25%
Natural Resources, Inc.	25%
Penn Insurance Services LLC	25%
Platinum Media, Inc.	25%
Port de Claudius, Inc.	25%
Port of Ostia Inc.	25%
Slater & West, Inc.	25%
Susquehanna Mortgage Bankers Corp.	2%

These related entities are deemed to be variable interest entity ("VIE") under the VIE model of consolidation, but the Company does not consolidate the related entities as it is not deemed to be their primary beneficiary.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a July 31 fiscal year end.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with GAAP accounting and are presented in US dollars.

Investment in Related Companies

As at July 31, 2020, the Company has a 25% ownership interest in seventeen related entities, 10% ownership interest in one related entity and 2% ownership interest in one related entity.  The remaining ownership interest (and 100% voting control) is owned by the Company’s Chief Executive Officer.

The investments in entities in which the Company does not have a controlling interest (financial or operating), but where it has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method of accounting.

Investments in partially-owned entities for which the Company has no ability to exercise significant influence even though the ownership interest is more than 20% are accounted for in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") applicable to equity investments that do not qualify for the equity method of accounting. The Company evaluates these types of investments for changes in fair value and, if there is change, recognizes the change in the Consolidated Statement of Operations. If no such events or changes in circumstances have occurred related to these types of investments, the fair value is estimated only if practicable to do so.

Participating Profits Interest

As at July 31, 2019, the Company has a 10% participating profits interest in the Portus de Jewel project.  The remaining 90% participating profits interest (and 100% voting control) is owned by the Company’s Chief Executive Officer.  On July 31, 2020, the Company amended the Opportunity License Agreement for the Portus de Jewel project to include a 10% ownership interest in Dutch East India Logistics Co. (“Dutch East”).

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

Property and Equipment

The capital assets are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes. Office equipment has a useful life of five years.  Depreciation expense totaled $413 and $470 for the years ended July 31, 2020 and 2019, respectively.

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

Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Due to loss for the years ended July 31, 2020 and 2019, the outstanding options are anti-dilutive. As a result, the computations of net loss per common shares is the same for both basic and fully diluted common stock. Potentially dilutive securities, which include 10,890,000 and 12,500,000 stock options as at July 31, 2020 and 2019, have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of July 31, 2020, there have been no interest or penalties incurred on income taxes.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

As of July 31, 2020, $49,974,956 (2019 - $40,605,372) is accrued in relation to various employment agreements, directorship agreements and audit committee agreements as described in Note 10.

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

At July 31, 2020, the Company is indebted to the majority shareholder for $1,250,757 (2019 - $1,315,350) for accrued interest of $637 on related party loans, $1,249,006 of consulting fees owed and $1,114 of expenses paid on behalf of the Company.

At July 31, 2020, and 2019, the Company is indebted to three directors of the Company for an aggregate of $1,050 for expenditures incurred on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

NOTE 5 – LOANS PAYABLE – RELATED PARTIES

As of July 31, 2020, $253,897 is due to a company owned by the Chief Executive Officers of the Company as it paid expenses on behalf of the Company.  The amount is due on demand with an interest rate of 1% per annum.  At July 31, 2020, accrued interest on this loan is $637, which is included in accrued expenses – related parties.

NOTE 6 – STOCK PAYABLE

Effective October 2, 2014, the Company entered into an employment agreement with Mr. Shah Mathias (the Company’s Chief Executive Officer and a majority shareholder) for the Head of Mergers and Acquisitions and Business Development, and as non-board member President (See Note 10). According to the agreement, the Company agreed to issue stock options of 1.2% of all authorized stock capitalization to Mr. Shah Mathias at the time of appointment. In addition, the Company agreed to issue shares of common stock equal to 10% of any shares issued under a public offering pursuant to a Form S-1 registration statement; and if shares are issued at such time to any other party Mr. Shah Mathias is to be issued an equal amount of shares. As of July 31, 2019, the Company has not completed its public offering pursuant to a Form S-1 registration statement. On April 3, 2015, the Company amended the employment agreement to eliminate the requirement to issue stock options of 1.2% of all authorized stock capitalization and, instead, agreed to issue Mr. Shah Mathias a total of 1.2% of Class A and Class B shares of common stock, and 1% of Class C and D shares of common stock at the time of the amendment. As of July 31, 2018, the Company has issued 48,000,000 shares of Class D common stock and 43,200,000 shares of Class C common stock pursuant to the employment agreement, and recorded $13,281 of stock payable for unissued stock consisting of 84,000 unissued Class A common stock, 4,800,000 unissued Class B common stock, and 48,000,000 unissued Class D Stock.  On May

26, 2020, the Company issued 84,000 shares of Class A common stock, 4,800,000 shares of Class B common stock and 48,000,000 shares of Class D common stock.

NOTE 7 – CAPITAL STOCK

The Company currently has authorized 12,207,000,000 shares, consisting of 12,007,000,000 shares of common stock with a par value of $0.000001 per share and 200,000,000 shares of preferred stock with a par value of $0.000001 per share. The pertinent rights and privileges of the authorized capital stock is as follows:

•Class A common stock – 7,000,000 shares, each share having a 40,000:1 voting right compared to all other classes of shares and have equal dividend rights as all other classes of shares, and a par value of $.000001 per share;

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

On October 12, 2018, the Company issued 3,600,000 shares of Class B common stock to 3 officers and directors of the Company pursuant to the exercise of stock options granted on March 3, 2015 with an exercise price of $42 per share. The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At July 31, 2020, the $151,200,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

On October 12, 2018, the Company issued 7,200,000 shares of Class B common stock to 6 officers and directors of the Company pursuant to the exercise of stock options granted on November 1, 2016 with an exercise price of $42 per share. The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At July 31, 2020, the $302,400,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

On October 12, 2018, the Company issued 2,000,000 shares of Class B common stock to a consultant of the Company pursuant to subscription agreement entered on February 7, 2018. The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At July 31, 2020, the $503,750,000 of proceeds receivable for the sale of the shares had yet to be received and was recorded as stock subscriptions receivable.

On October 12, 2018, the Company issued 10,000 shares of Class B common stock to a consultant of the Company pursuant to the exercise of stock options granted on October 11, 2018 with an exercise price of $460 per share. The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At July 31, 2020, the $4,600,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

October 12, 2018, the Company issued 1,600,000 shares of Class B common stock to two officers and directors of the Company pursuant to the exercise of stock options granted on August 30, 2018 with an exercise price of $357 per share.  The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At July 31, 2020, the $571,200,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

On November 5, 2018, the Company issued 2,000,000 shares of Class B common stock with a fair value of $500 to two officers and directors of the Company for services pursuant to directorship agreements dated August 30, 2018.  The shares were issued from the 2015 Equity Incentive Plan reserved shares.  The shares vest 285,714 per year for seven years. During the period ended July 31, 2020, the Company recorded $132 (2019 - $138) for the vested portion of the shares, leaving $230 of unvested compensation expense to be recognized in future periods.

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

On June 17, 2019, the Company issued 1,200,000 shares of Class B common stock to an officer and director of the Company pursuant to the exercise of stock options granted on November 1, 2016 with an exercise price of $42 per share.  The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At July 31, 2020, the $50,400,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

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

On January 15, 2020, the Company issued 400,000 shares of Class B common stock to 2 officers and directors of the Company pursuant to the exercise of stock options granted on March 3, 2015 with an amended exercise price of $565.  The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At July 31, 2020, the $226,000,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

On January 15, 2020, the Company issued 1,400,000 shares of Class B common stock to 7 officers and directors of the Company pursuant to the exercise of stock options granted on November 1, 2016 with an amended exercise price of $565.  The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At July 31, 2020, the $791,000,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

On January 15, 2020, the Company issued 400,000 shares of Class B common stock to 2 officers and directors of the Company pursuant to the exercise of stock options granted on August 30, 2018 with an amended exercise price of $565.  The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At July 31, 2020, the $226,000,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

On January 18, 2020, the Company issued 200,000 shares of Class B common stock to a director of the Company pursuant to the exercise of stock options granted on January 18, 2020 with an exercise price of $665.  The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At July 31, 2020, the $133,000,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

On January 31, 2020, the Company declared a 100% stock dividend to all shareholders of Class B common stock as of July 31, 2019 at par and recorded a dividend payable of $266,470 for 1,065,879,277 shares to be issued.    On March 30, 2020, the Company issued 1,065,879,277 shares for the stock dividend.  As part of its 100% stock dividend, on March 30, 2020, the Company issued shares to the Ameri Metro, Inc. 2015 Equity Incentive Plan; to the Ameri Metro, Inc. 2018 Equity Incentive Plan; to the Ameri Metro, Inc. Trust; to the Ameri Metro North American Pension Plan; and to the Ameri Metro Universal Pension Plan. The shares are being administered by HSRF Statutory Trust.

On February 14, 2020, the Company issued 300,000,000 shares of Class B common stock to the Chief Executive Officer of the Company upon the exercise of stock options granted on January 14, 2020 with exercise prices ranging from $665 to $851.  At July 31, 2020, the $226,500,000,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

On February 18, 2020, the Company issued 480,000,000 shares of Class B common stock with a fair value of $120,000 to the Company’s Chief Executive Officer pursuant to the amendment to his employment agreement dated January 5, 2020.

On February 18, 2020, the Company issued 3,230,520 shares of Class C common stock with a fair value of $808 to acquire 2% of Susquehanna Mortgage Bankers Corp. (formerly Global Infrastructure SP Bankers).

On March 11, 2020, the Company reinstated 11,292,240 shares of Class B common stock rescinded during the year ended July 31, 2013.   The 11,292,240 shares of Class B common stock were originally issued to a related party as a deposit on a future development. In connection with 11,292,240 shares reinstated, on July 6, 2020, the Company issued 33,876,720 shares of Class C common stock in lieu of Class B common stock to fulfill a prior 4:1 stock split and 45,168,960 shares of Class C common stock in lieu of Class B common stock pursuant to the 100% stock dividend declared on January 31, 2020.

On March 23, 2020, the Company issued 1,200,000 shares of Class B common stock to a director of the Company pursuant to the exercise of stock options granted on January 18, 2020 with an exercise price of $665.  The shares were issued from the 2015 Equity Incentive Plan reserved shares.  At July 31, 2020, the $798,000,000 proceeds receivable upon the exercise of the options had yet to be received and was recorded as stock subscriptions receivable.

On May 26, 2020, the Company issued 84,000 shares of Class A common stock, 4,800,000 shares of Class B common stock, and 48,000,000 shares of Class C common stock pursuant to the amended employment agreement entered with the Chief Executive Officer of the Company on October 2, 2014.  See Note 6.  In relation to this issuance, the Company issued an additional 4,800,000 shares of Class B common stock to the CEO pursuant to the 100% stock dividend declared on January 31, 2020 as the Company owed these shares since April 3, 2015, the amendment date of the employment agreement.

On May 29, 2020, the Company issued 2,400,000 shares of Class B common stock at $3,000 per share from the 2015 Equity Incentive Plan reserved shares to 12 directors and officers of the Company, of which $7,200,000,000 proceeds is recorded as stock subscription receivable as at July 31, 2020.

On July 1, 2020, the Company issued 250,000 shares of Class B common stock with a fair value of $62 to acquire 25% ownership interest in 1 related entity.

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

On March 8, 2016, the Company granted 8,000,000 stock options to 4 officers and directors of the Company, exercisable at $42 per share and expire on March 8, 2026. The 8,000,000 options vest according to the following schedule: 3,200,000 options vest immediately and 800,000 vest annually for the next 6 years. The weighted average grant date fair value of stock options granted was $0.00009 per share. On June 12, 2019, the Company amended the vesting terms through a Directors’ Resolution so that the remaining 2,400,000 unvested options will vest on November 1 instead of March 8 of each subsequent year. On January 5, 2020, the Company amended the vesting terms of the remaining 2,400,000 options and the vesting date was changed to August 30 of each subsequent year.  The Company also modified the exercise price of 1,600,000 options to $565 per share.  The exercise price of the other 2,800,000 outstanding option was not changed.  The modification did not result in any incremental compensation cost and therefore the stock-based compensation for the unvested portion of the modified options will be recognized based on the original fair value.  On October 12, 2018, 3,600,000 options were exercised at $42 per share.  On January 15, 2020, 400,000 options were exercised at $565 per share.  During the year ended July 31, 2020 and 2019, the Company recorded stock-based compensation of $27 and $61, respectively, on the consolidated statement of operations.

On November 1, 2016, the Company granted 14,000,000 stock options to 7 officers and directors of the Company, exercisable at $42 per share and expire on November 1, 2026.  The 14,000,000 options vest according to the following schedule: 5,600,000 options vest immediately and 1,400,000 vest annually for the next 6 years. On June 12, 2019, the Company amended the vesting terms through a Directors’ Resolution so that 1,400,000 options originally vesting on November 1, 2018 are to be vested on October 12, 2018. On October 12, 2018, 7,200,000 shares were issued upon exercise of the stock options. The weighted average grant date fair value of stock options granted was $0.00009 per share.  On January 5, 2020, the Company amended the vesting terms of the remaining options and the vesting date was changed to August 30 of each subsequent year.  Furthermore, the exercise price was amended to $565 per share for all options vesting on or after August 30, 2019.  The modification did not result in any incremental compensation cost and therefore the stock-based compensation for the unvested portion of the modified options will be recognized based on the original fair value.  On January 15, 2020, 1,400,000 options were exercised at $565 per share.  During the year ended July 31, 2020 and 2019, the Company recorded stock-based compensation of $102 and $140, respectively, on the consolidated statement of operations.

On February 7, 2018, the Company granted 2,000,000 stock options to a consultant of the Company, exercisable at various prices per share and expire on May 1, 2022. The exercise prices are as follows: 250,000 options at $60 per share, 350,000 options at $225 per share, 300,000 options at $250 per share, 300,000 options at $275 per share, 300,000 options at $300 per share, 500,000 options at $325 per share. On June 12, 2019, the Company amended the vesting terms so that all 2,000,000 options vested by October 12, 2018. On October 12, 2018, 2,000,000 shares that vested pursuant to the amendment were issued. The weighted average grant date fair value of stock options granted was $0.000005 per share. During the years ended July 31, 2020 and 2019, the Company recorded stock-based compensation of $nil and $4 on the consolidated statement of operations.

On August 30, 2018, the Company granted 4,000,000 stock options to two officers and directors of the Company, exercisable at $357 per share and expire on August 30, 2028. The 4,000,000 options vest according to the following schedule: 1,600,000 options vest immediately, and 400,000 vest annually for the next 6 years. The weighted average grant date fair value of stock options granted was $0.000008 per share. On January 5, 2020, the exercise price was amended to $565 per share for all options vesting on or after August 30, 2019.  The modification did not result in any incremental compensation cost and therefore the stock-based compensation for the unvested portion of the modified options will be recognized based on the original fair value.  On January 15, 2020, 400,000 options were exercised at $565 per share.  During the years ended July 31, 2020 and 2019, the Company recorded stock-based compensation of $34 and $138 on the consolidated statement of operations.

On August 30, 2018, the Company granted 100,000 stock options to a consultant of the Company, exercisable at $515 per share and expire on August 30, 2028. The 100,000 options vest according to the following schedule: 40,000 options vest immediately, and 10,000 vest annually for the next 6 years. On October 11, 2018, the Company issued 10,000 shares upon the exercise of stock option.  The weighted average grant date fair value of stock options granted was $0.000009 per share. On January 5, 2020, the exercise price was amended to $565 per share for all options vesting on or after August 30, 2019.  The modification did not result in any incremental compensation cost and therefore the stock-based compensation for the unvested portion of the modified options will be recognized based on the original fair value.  During the years ended July 31, 2020 and 2019, the Company recorded stock-based compensation of $nil and $1 on the consolidated statement of operations.

On June 12, 2019, the Company amended Equity Incentive Plans, Subscription Agreements and Equity Agreements so that options issued after June 12, 2019 would have a strike price equal to the market price at that grant date.

On January 14, 2020, the Company issued 300,000,000 options to Penndel Land Company, a company owned by Company Founder, for $1,368,217 of loans and accrued interest owed to the Company’s Founder as at December 31, 2019.  These options are exercisable at various prices per share and expire on January 14, 2030. The exercise prices are as follows: 50,000,000 options at $665 per share, 50,000,000 options at $698 per share, 50,000,000 options at $735 per share, 50,000,000 options at $771 per share, 50,000,000 options at $810 per share, 50,000,000 options at $851 per share.  The fair value of the 300,000,000 options was $13,300 on the grant date. On February 14, 2020, the Company issued 300,000,000 shares of Class B common stock upon the exercise of stock options.

On January 18, 2020, the Company granted 2,000,000 stock options to a director of the Company, exercisable at $665 per share and expire on January 18, 2030. The 2,000,000 options vest according to the following schedule: 1,400,000 options vest immediately, 200,000 options vest on August 30, 2020, 200,000 options vest on August 30, 2021, and 200,000 options vest on August 30, 2022.  The exercise price of the 600,000 options vesting on August 30, 2020, 2021 and 2022 are subject to re-set.  The grant date fair value of stock options granted was $0.000046 per share.  On January 18, 2020, 200,000 shares were issued upon the exercise of stock options.  On March 23, 2020, 1,200,000 shares were issued upon the exercise of stock options.  During the years ended July 31, 2020, the Company recorded stock-based compensation of $77 on the consolidated statement of operations.

A summary of the Company’s stock option activity is as follow:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding, August 1, 2018	22,000,000	42.00	–	–

Granted	6,100,000	324.22
Exercised	(15,610,000)	101.44

Outstanding, July 31, 2019	12,490,000	105.56	–	–

Granted	302,000,000	754.40
Exercised	(303,600,000)	753.21

Outstanding, July 31, 2020	10,890,000	435.75	6.55	–

Exercisable, July 31, 2020	1,640,000	52.84	5.67	–

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended July 31, 2020	Year Ended July 31, 2019

Expected dividend yield	0%	0%
Expected volatility	150%	150%
Expected life (in years)	10	10
Risk-free interest rate	1.83%	1.83%

At July 31, 2020, there was $411 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan. There was $nil intrinsic value associated with the outstanding stock options at July 31, 2020.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Related and Non-related Party Agreements

The Company has entered into agreements with related and non-related parties for identified projects. As of July 31, 2020 and through November 11, 2020, the Company has no commitments or obligations under these agreements due to lack of financing and the need for a feasibility study before each project is begun. The Company will be committed to perform agreed upon services once feasibility study is complete and financing is available.

On June 25, 2019, the Company amended the Opportunity License Agreements it entered with 16 related entities (Ameri Cement, Inc., Atlantic Energy & Utility Products, Inc., Cape Horn Abstracting Co., Eastern Development & Design Inc., HSR Freight Line Inc., HSR Logistics Inc., HSR Passenger Services, Inc., HSR Technologies, Inc., KSJM International Airport, Inc., Lord Chauffeurs Ltd., Malibu Homes Inc., Penn Insurance Services LLC, Platinum Media, Inc., Port de Claudius, Inc., Port of Ostia Inc., and Slater & West, Inc.).  The amendment clarifies ownership, voting rights, and distribution of profits for the Company and the Company’s Chief Executive Officer.  The amendment also provides that the Company will purchase non-controlling interest of each of the sixteen entities and the Portus de Jewel project.  On June 29, 2019, the Company issued 33,931,475 shares of Class B common stock to acquire 25% ownership interest in 15 of the 16 entities.  On January 13, 2020, the Company issued 3,475,248 shares of Class B common stock to acquire 25% ownership interest in 1 of the 16 entities.

On February 20, 2020, the Company issued 3,230,520 shares of Original Class C common stock to acquire 2% ownership interest in a related entity, Susquehanna Mortgage Bankers Corp (“Susquehanna”).  On September 18, 2020, the Company issued 23,000,000 shares of Original Class C common stock to acquire an additional 23% ownership interest in Susquehanna.

On July 1, 2020, the Company issued 250,000 shares of Class B common stock to acquire 25% ownership interest in a related entity, Natural Resources Inc.

On July 31, 2020, the Company amended the Opportunity License Agreement it entered on June 25, 2019 for the acquisition of 10% participating profit interest in the Portus de Jewel project.  Pursuant to the amendment, the consideration of 20,000,000 shares of Class B common stock also includes the acquisition of 10% of Dutch East India Logistics, Co, the developer of the Portus de Jewel project.

At July 31, 2020 and 2019, the Company recorded an impairment of $1,739 and $8,483 which are included in general and administrative expense.  At July 31, 2020 and 2019, the Company recorded an opportunity license fees of $nil and $5,000 which are included in general and administrative expense.

On December 27, 2012, the Company entered into a memorandum of understanding (“MOU”) with Jewel’s Real Estate 1086 Master LLLP, a company owned by the Founder of the Company, to acquire certain development rights of the Portus De-Jewel Mexico project.  The Company agreed to issue 11,292,240 shares of Class B common stock as deposit towards the purchase price.  The full purchase price for this project will be determined at a future date.  During the year ended July 31, 2013 the Company issued 11,292,240 shares of common stock as the deposit for the project.   At July 31, 2013 the value of the deposit was determined to be not recoverable and exceeds its fair value.  An impairment loss of $1,142 was recorded.  The 11,292,240 shares were rescinded during the year ended July 31, 2014.  On March 11, 2020, the Company reinstated the 11,292,240 shares of Class B common stock.  On July 6, 2020, the Company issued an additional 33,876,720 shares of Class C common stock in lieu of Class B common stock to fulfill a prior 4:1 stock split and 45,168,960 shares of Class C common stock in lieu of Class B common stock pursuant to the 100% stock dividend declared on January 31, 2020.

Employee Agreements

The Company has entered into an employment agreement with the former Chief Executive Officer, Debra Mathias with an effective date of April 21, 2014. The term of the employment agreement was 3 years, with an annual base salary of $1,200,000.  On April 21, 2017, the agreement was extended to April 21, 2021.  On October 13, 2020, Deborah Mathias resigned as Chief Executive Officer of the Company, effective October 27, 2020.  The Company Founder, Mr. Shah Mathias, became the new CEO of the Company on October 27, 2020.

The Company has signed an employment agreement with Mr. Shah Mathias, Company Founder, for the Head of Mergers and Acquisitions and Business Development, and as non-board member President, with an effective date of October 2, 2014. The term of the employment agreement is 20 years, with an annual base salary of $1,200,000 and ten percent (10%) of any revenue producing contract entered into by the Company while the Company Founder is in office, while holding any position under any title, and five percent (5%) of any such revenue producing contract afterward, for the benefit of the Company Founder or his estate, for a period of twenty (20) years. The Company Founder is also eligible to earn an annual bonus award of up to 100% of the annual base salary.  On April 3, 2015, the Company amended the employment agreement to eliminate the requirement to issue stock options of 1.2% of all authorized stock capitalization and, instead, agreed to issue Mr. Shah Mathias a total of 1.2% of Class A and Class B shares of common stock, and 1% of Class C and D shares of common stock at the time of the amendment..  Effective September 1, 2019, the Company Founder’s annual base salary is increased to $1,500,000.  On January 5, 2020, the Company amended the employment agreement. Pursuant to the amendment, the Company Founder shall be entitled to receive shares of the Company’s Class B common stock equal to 12% of the authorized number of shares or 480,000,000 shares.  At no other time in the future will the Founder receive any additional shares of any class, other than additional shares resulting from future stock splits or granted by the Board of Directors.

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

As of July 31, 2020, and 2019, total accrued compensation expenses to related parties related to the above employment agreements were $49,974,956 and $40,605,372, respectively. At July 31, 2020, and 2019, the Company has accrued payroll taxes of $1,401,084 and $1,154,197, respectively, related to the accrued compensation expenses.

Operating Lease

On April 30, 2014, the Company terminated its existing office space lease, and entered into a new month-to-month rent agreement for office space. The new agreement which commenced on November 1, 2015, calls for monthly rent payments of $1,440. The terminated lease agreement has not been resolved as to payment of existing amounts due or as to any early termination fees. According to the lease agreement, the Company’s unpaid rental balance shall bear interest until paid at a rate equal to the prime rate of interest charged by the M&T Bank, plus 2 percent. Late payment charge is $25 per day beginning with the first day following the due date. As of July 31, 2020, and 2019, the Company recorded unpaid rent expense of $27,753 and $27,753, respectively, and accrued interest and late fee of $189,998 and $163,389, respectively.

Legal Proceedings

On September 14, 2017, the Company received a letter from Zimmerman & Associates, on behalf of J. Harold Hatchett, III and Ronald Silberstein, claiming breach of contract, wrongful termination, and wrongful violations of the Business Corporations Act, and knowingly inaccurate SEC Reporting against the Company and the board of directors. The Company plans to work amicably to come to a settlement. As of July 31, 2020 the Company has accrued $1,263,870 and $1,295,120 in salaries for J. Harold Hatchett III and Ronald Silberstein, respectively.

The Company received a lawsuit on June 13, 2017 by Estate of Robert A. Berry Esq. (decedent, Oct 22, 2015), plaintiff (the “Plaintiff Estate”). The Plaintiff Estate asserted a claim for $50,000 and 11,000 common class “B” shares of the Company relating to shares and accrued stipend beginning 2015. The Company, in 2015, had previously booked the liability of $50,000 without interest accruing and issued the 11,000 shares of common class “B” stock of the Company to decedent Robert A. Berry Esq. The Company anticipates paying the $50,000 when the Company raises capital.

Memorandum of Understanding

On September 30, 2018, the Company entered into a memorandum of understanding (“MOU”) to purchase 100% of Air Cyprus Aviation Limited (ACA) in exchange for £9,500,000. An amendment to the MOU was signed to cause the MOU to become binding which is subject to government regulatory approval.   On July 6, 2020, the MOU was assigned to Ann Charles International Airport, Inc., a related entity of which the Company acquired 25% ownership interest on September 18, 2020.

NOTE 11 – INCOME TAXES

The potential benefit of net operating losses has not been recognized in the consolidated financial statements. The Company did not incur any income tax expense for the years ended July 31, 2020 and 2019.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the 2017 Tax Cuts and Jobs Act ("2017 Tax Reform"). The 2017 Tax Reform significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. The Company has reasonably estimated the effects of the 2017 Tax Reform and recorded provisional amounts in the consolidated financial statements as of July 31, 2020. This amount is primarily comprised of the re-measurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21%, from 34%. A blended rate of 21% is utilized for the years ended July 31, 2020 and 2019.  The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, so we may make adjustments to the provisional amounts (if any). However, management's opinion is that future adjustments due to the 2017 Tax Reform should not have a material impact on the Company's provision for income taxes. The items accounting for the difference between income taxes computed at the statutory rate and the provision for income taxes consisted of the following for the years ended July 31, 2020 and 2019, respectively:

	2020	2019

Computed income tax benefit at statutory tax rate	21.0%	21.0%
Non-deductible accrued fees	(22.5%)	(19.9%)
Change in effective tax rates	(0.0%)	(4%)
Changes in allowance on deferred tax assets	1.5%	3.4%
Total income tax expense	–	–

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows for the years ended July 31, 2020 and 2019, respectively:

	2020	2019

Loss before income taxes	(8,802,909)	(9,400,991)

Income tax recovery at statutory rate	(1,848,600)	(1,974,200)

Permanent differences	25,300	1,900
Deferred tax true up	1,954,000	1,872,800
Change in effective tax rates	–	419,300
Valuation allowance change	130,700	319,800

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at July 31, 2020 and 2019, are as follows:

	2020	2019

Net operating losses	3,577,100	3,602,500
Accrued expenses	(1,979,300)	(1,874,000)

Deferred income tax assets	1,597,800	1,728,500

Valuation allowance	(1,597,800)	(1,728,500)

Net deferred income tax asset	–	–

The Company has not filed its federal and state tax returns for the years ended July 31, 2020 and has filed the returns for the year ended July 31, 2019. The net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of July 31, 2020, the Company had approximately $7.6 million of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2030 unless utilized. Given the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses created at the inception or generated thereafter. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s U.S. net operating carryovers may be subject to an annual limitation in the event of a change of control as defined the regulations. A Section 382 analysis has not been prepared and the Company’s NOLs could be subject to limitation.

NOTE 12 – SUBSEQUENT EVENTS

On February 18, 2020, the Company issued 3,230,520 shares of Class C common stock to acquire 2% of Susquehanna Mortgage Bankers Corp. (formerly Global Infrastructure SP Bankers).   On April 28, 2020, by consent of the Company’s Board of directors, the Company agree to issue 23,000,000 shares of Original Class C common stock to acquire an additional 23% in Susquehanna Mortgage Bankers Corp.  The intent is to become a licensed Commercial & Residential lender, an entity supervised by the State banking commission.  Once licensed, it will then apply for a Fintech mortgage lender with the U.S. Office of Currency Control to become a licensed lender under the U.S. Federal Reserve system.  On September 18, 2020, the Company issued the 23,000,000 shares of Original Class C common stock.

On April 28, 2020, by consent of the Company’s Board of directors, the Company agreed to issue 23,000,000 shares of the Original Class C common stock to acquire 25% ownership interest in Ann Charles International Airport. The Company is the developer of this project.  On September 18, 2020, the Company issued the 23,000,000 shares of Original Class C common stock.

On September 18, 2020, the CEO of the Company transferred 102,600,000 shares of Class B common stock from his personal holdings to 20 related entities in which the Company holds a 25% ownership interest in 19 of the 20 related entities and 10% interest in one of the related entities.

On September 18, 2020, the Company reserved 4,000,000,000 Class B shares of common stock in the name of the Ameri Metro, Inc. Trust, for the purpose of any future purchases of commodities, supplies, equipment and other tangible items for current and future projects.  The shares are being administered by the HSRF Statutory Trust on behalf of the Company and will be issued out of trust when the Company deems it appropriate to issue Class B shares of common stock for these purchases.

On September 18, 2020, the Company issued 2,400,000 shares of Class B common stock at $4,100 per share from the 2015 Equity Incentive Plan reserved shares to 12 directors and officers of the Company, of which $9,840,000,000 proceeds is recorded as stock subscription receivable.

On October 27, 2020, Deborah Mathias resigned as the Company’s CEO due to health reasons.  The Company’s Board of Directors appointed Shah Mathias as the new CEO.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended July 31, 2020, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers as of October 29, 2020:

Name	Age	Position	Commencement Date
Debra Mathias	62	Director, former CEO	21-Apr-14
Shah Mathias	61	Chief Executive Officer	27-Oct-20
James Becker	61	Director, President	2-Oct-14
Steve Trout	62	Director, Secretary/Treasurer	12-Jun-12
Shahjahan C. Mathias	54	Director	12-Jun-12
Donald E. (“Nick”) Williams, Jr.	63	Director	12-Jun-12
Keith A. Doyle	64	Director	12-Jun-12
Robert Todd Reynold	59	Director	29-May-14
Suhail Matthias	62	Director	1-Sep-12
James Kingsborough	64	Director	19-May-14
John Thompson	74	Director, General Counsel	4-Aug-15
Robert Choiniere	65	Director, CFO	30-Aug-18
Bryan Elicker	61	Director, COO	30-Aug-18
Joseph Silbaugh	72	Director (Independent)	30-Aug-18
Joseph Hackett	59	Director (Independent)	19-Oct-16

Kurt Bauer	67	Director (Independent)	30-Aug-18

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

Business Experience

Shah Mathias, Chief Executive Officer, Founder / Head of Merger & Acquisitions and New Business Development. Mr. Mathias is the founder of Ameri Metro, Inc.  He has served as the Company’s Head of Mergers and Acquisitions over the past five years, formulating much of the Company’s current business structure. Given his extensive experience in real estate and property development, he also continues to serve as Head of Business Development for the Company.  In that capacity Mr. Mathias has negotiated complex agreements with private entities, regional and State authorities including foreign ministries of transportation and of the interior.  These agreements center on transportation, critical infrastructure, natural resource and real estate development projects in the United States; Mexico; Europe; Africa; Asia and the Caribbean region.  Mr. Mathias received his education at Penn State Institute of Technology.

Debra A Mathias: Former Chief Executive Officer, Chairman and Director. Ms. Mathias has worked along with Mr. Mathias since 1986 and had held key executive positions in several of the companies over the years, including Mortgage-Banking, Civil Engineering, Title insurance company Land Development Company, Administrative and Regulatory compliance department. Since 2010.

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

Officer and Director and Founder Remuneration

				Stock awards
Name and Title	Year	Salary	Bonus	#	$	Total
Shah Mathias	2018	$1,200,000	$0	-0-	$0	$1,200,000
Founder, CEO	2019	$1,200,000	$0	-0-	$0	$1,200,000
	2020	$1,475,000	$0	480,000,000 (4)	$120,000	$1,595,000
Debra Mathias	2018	$1,200,000	$0	2,000,000 (2)	$32	$1,200,032
Chairman, former CEO	2019	$1,200,000	$0	2,000,000 (2)	$20	$1,200,020
	2020	$1,200,000	$0	2,000,000 (2)	$15	$1,200,015
James Becker	2018	$650,000	$0	2,000,000 (2)	$32	$650,032
President and Director	2019	$650,000	$0	2,000,000 (2)	$20	$650,020
	2020	$650,000	$0	2,000,000 (2)	$15	$650,015
Steve Trout	2018	$600,000	$0	2,000,000 (2)	$32	$600,032
Secretary/Treasurer and Director	2019	$600,000	$0	2,000,000 (2)	$20	$600,020
	2020	$600,000	$0	2,000,000 (2)	$15	$600,015
Shahjahan Mathias	2018	$750,000	$0	2,000,000 (2)	$32	$750,032
Vice Chairman and Director	2019	$750,000	$0	2,000,000 (2)	$20	$750,020
	2020	$750,000	$0	2,000,000 (2)	$15	$750,015
Ronald Silberstein	2018	$0	$0	2,000,000 (1)	$23	$23
Former Director/COO	2019	$0	$0	2,000,000 (1)	$15	$15
	2020	$0	$0	2,000,000 (1)	$7	$7
J Harold Hatchett III	2018	$0	$0	2,000,000 (1)	$23	$23
Former Director/CFO	2019	$0	$0	2,000,000 (1)	$15	$15
	2020	$0	$0	2,000,000 (1)	$7	$7
John Thompson	2018	$500,000	$0	2,000,000 (1)	$23	$500,023
Director/CLC	2019	$500,000	$0	2,000,000 (1)	$15	$500,015
	2020	$500,000	$0	2,000,000 (1)	$7	$500,007
Robert Todd Reynold	2018	$500,000	$0	2,000,000 (1)	$23	$500,023
Director/CRO	2019	$500,000	$0	2,000,000 (1)	$15	$500,015
	2020	$500,000	$0	2,000,000 (1)	$7	$500,007
Robert Choiniere	2018	$351,113	$0	-0-	$0	$351,113
Director/CFO	2019	$375,000	$0	2,000,000 (3) (5)	$138	$375,138
	2020	$489,583	$0	3,000,000 (3) (5)	$83	$489,666
Bryan Elicker	2018	$0	$0	-0-	$0	$0
Director/COO	2019	$389,583	$0	2,000,000 (3) (5)	$138	$389,721
	2020	$493,750	$0	3,000,000 (3) (5)	$83	$493,833

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

(4) On February 18, 2020, the Company issued 480,000,000 shares of Class B common stock with a fair value of $120,000 to the Company’s Chief Executive Officer pursuant to the amendment to his employment agreement dated January 5, 2020.

(5) On November 5, 2018, the Company issued 2,000,000 shares of Class B common stock with a fair value of $500 to two officers and directors of the Company for services pursuant to directorship agreements dated August 30, 2018.

The stock has been issued to the named employee without consideration for such issue and without any conditions or restrictions.

Shah Mathias will receive 10% of the face value of all revenue contracts entered into by the Company.

The Company has not paid any cash compensation to any officer. The Company intends to pay annual salaries to all its officers and will pay an annual stipend to its directors as soon as possible. The Company has signed employment agreements with the CEO, Founder, Head of Mergers and Acquisitions and Business Development, non-board member of the Company who will receive compensation equal to $1,200,000 per annum plus stock awards, the Company is now accruing compensation to its other key executive officers, including its Chief Financial Officer, compensation equal to $375,000 per annum plus stock awards, Chief Operations Officer, compensation $425,000 per annum plus stock awards, Chief Legal Counsel and Chief Risk Officer, compensation equal to $500,000 per annum plus stock awards.  The Company will pay its officers their accrued salary at such time, if ever when it successfully launches its IPO. The Company issues to certain directors for their service to the Company. Although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program.  Effective September 1, 2019, the annual base salary for the Company Founder, Chief Financial Officer and Chief Operations Officer was increased to $1,500,000, $500,000 and $500,000 respectively. The Company also accrues compensation to its directors at $150,000 per annum, except certain independent directors which may receive compensation up to $120,000 per annum. The table below accounts for the total amounts accrued to year-end July 31, 2020:

Director Compensation

The following table sets forth director compensation for the last three fiscal years:

			Directors
Name and Title	Year	Bonus	Compensation	Total
Debra Mathias	2018	$0	$150,000	$150,000
Chairman, former CEO	2019	$0	$150,000	$150,000
	2020	$0	$150,000	$150,000
James Becker	2018	$0	$150,000	$150,000
President and Director	2019	$0	$150,000	$150,000
	2020	$0	$150,000	$150,000
Steve Trout	2018	$0	$150,000	$150,000
Secretary/Treasurer and Director	2019	$0	$150,000	$150,000
	2020	$0	$150,000	$150,000
Shahjahan Mathias	2018	$0	$150,000	$150,000
Vice Chairman and Director	2019	$0	$150,000	$150,000
	2020	$0	$150,000	$150,000
Keith Doyle,	2018	$0	$150,000	$150,000
Director	2019	$0	$150,000	$150,000
	2020	$0	$150,000	$150,000
Suhail Matthias,	2018	$0	$150,000	$150,000
Director	2019	$0	$150,000	$150,000
	2020	$0	$150,000	$150,000
R. Todd Reynold,	2018	$0	$150,000	$150,000
Director/CRO	2019	$0	$150,000	$150,000
	2020	$0	$150,000	$150,000
James Kingsborough	2018	$0	$150,000	$150,000
Director	2019	$0	$150,000	$150,000
	2020	$0	$150,000	$150,000
John Thompson	2018	$0	$150,000	$150,000
Director/CLC	2019	$0	$150,000	$150,000
	2020	$0	$150,000	$150,000
Donald E. Williams	2018	$0	$150,000	$150,000
Director	2019	$0	$150,000	$150,000
	2020	$0	$150,000	$150,000
Robert Choiniere	2018	$0	$0	$0
Director	2019	$0	$137,500	$137,500
	2020	$0	$150,000	$15,000
Bryan Elicker	2018	$0	$0	$0
Director	2019	$0	$137,500	$137,500
	2020	$0	$150,000	$150,000
Tim Cahill	2018	$0	$150,000	$150,000

Director (Non-Governing)	2019	$0	$150,000	$150,000
	2020	$0	$150,000	$150,000
Ian Whelan	2018	$0	$150,000	$150,000
Director (Non-Governing)	2019	$0	$0	$0
	2020	$0	$0	$0

Outstanding Equity Awards

The following table sets forth the outstanding equity awards as of fiscal year ending July 31, 2020:

			Non-equity	Nonqualified
		Option	Incentive plan	compensation
Name and Title	Year	awards	Compensation	earnings	Total
Debra Mathias	2018	$32 (2)	$0	$0	$32
Chairman, former CEO	2019	$20 (2)	$0	$0	$20
	2020	$15 (2)	$0	$0	$15
R. Todd Reynold,	2018	$23 (1)	$0	$0	$23
Director/CRO	2019	$15 (1)	$0	$0	$15
	2020	$7 (1)	$0	$0	$7
Ronald Silberstein	2018	$23 (1)	$0	$0	$23
Director/COO	2019	$15 (1)	$0	$0	$15
	2020	$7 (1)	$0	$0	$7
J Harold Hatchett III	2018	$23 (1)	$0	$0	$23
Former Director/CFO	2019	$15 (1)	$0	$0	$15
	2020	$7 (1)	$0	$0	$7
John Thompson	2018	$23 (1)	$0	$0	$23
Director/CLC	2019	$15 (1)	$0	$0	$15
	2020	$7 (1)	$0	$0	$7
Steve Trout	2018	$32 (2)	$0	$0	$32
Secretary/Treasurer	2019	$20 (2)	$0	$0	$20
	2020	$15 (2)	$0	$0	$15
Keith Doyle	2018	$32 (2)	$0	$0	$32
Director	2019	$20 (2)	$0	$0	$20
	2020	$15 (2)	$0	$0	$15
James Becker	2018	$32 (2)	$0	$0	$32
Director/President	2019	$20 (2)	$0	$0	$20
	2020	$15 (2)	$0	$0	$15
Jimmy Kingsborough	2018	$32 (2)	$0	$0	$32
Director	2019	$20 (2)	$0	$0	$20
	2020	$15 (2)	$0	$0	$15
Shahjahan Charles Mathias	2018	$32 (2)	$0	$0	$32
Director/Vice CEO	2019	$20 (2)	$0	$0	$20
	2020	$15 (2)	$0	$0	$15

Suhail Mathias	2018	$32 (2)	$0	$0	$32
Director	2019	$20 (2)	$0	$0	$20
	2020	$15 (2)	$0	$0	$15
Robert Choiniere	2018	$0	$0	$0	$0
Director	2019	$69 (3)	$69 (4)	$0	$138
	2020	$17 (3)	$66 (4)	$0	$83
Bryan Elicker	2018	$0	$0	$0	$0
Director	2019	$69 (3)	$69 (4)	$0	$138
	2020	$17 (3)	$66 (4)	$0	$83

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

Name and Position	Address	Shares Owned	Percent of Class(1)
Shah Mathias, CEO, Founder, Head of Mergers and Acquisitions and Business Development, and non-board member	2575 Eastern Blvd York, PA 17402	288,092,240	7.40%
James Becker, Director, President	85 Sheldon Dr Red Lion, PA 17356	11,800,000 (2)	*
Steve Trout, Director, Secretary; Treasurer	124 Nina Dr York, PA 17402	6,100,000(2)	*
Shahjahan C Mathias, Director	124 Nina Dr York, PA 17402	11,680,000(2)	*
Donald Williams, Director	2405 Whitehass Circle Winter Park, FL 32792	2,600,000(2)	*
Keith Doyle, Director	1755 St John's Church Rd Concord, NC 28025	5,200,000(2)	*
Suhail Matthias, Director	Essex SS7 1QB United Kingdom	2,210,000(2)	*
Debra Mathias, Chief Executive Officer & Director	1038 Woodridge Rd. Red Lion, PA 17356	6,000,000(2)	*
Robert Todd Reynold, Chief Risk Officer & Director	515 Robert Daniel Dr. #1315 Charleston, SC 29492	10,079,110(2)	*

John W Thompson Jr General Counsel & Director	1760 Felton Road Felton, PA 17322	5,280,000(4)	*
James D Kingsborough, Director	6 Wellington Ct. Carlisle, PA 17013	11,591,110(2)	*
Robert Choiniere, Chief Financial Officer & Director	709 Willowcrest Dr. Gibsonia, PA 15044	4,265,110(3)	*
Bryan Elicker, Chief Operations Officer & Director	4770 Bull Rd. Dover, PA 17315	4,265,110(3)	*
Total Shares Officers/Directors		369,152,680	9.48%

* Less than 1%

(1) Based on 3,892,037,844 shares of Class B common stock outstanding as of the date of this Form 10-K, November 12, 2020.

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

2) Hi Speed Rail Facilities, Inc. (HSRF)

3) Hi Speed Rail Facilities Provider, Inc. (HSRFP)

4) Global Transportation Infrastructure Development and Finance Authority

The following information describes the contractual relationships between the Company, the non-profits and related entities for different types of project packages:

The Alabama Toll Road project: This project was granted to ATFI a non-related entity, through legislation, the rights to construct a 357 mile toll road in the State of Alabama. Prior to formation of the Company Mr. Mathias acting as CEO of Penndel Land Co. entered into contract to construct the ATFI roadway for fee. (The financing will be implemented upon ATFI sponsoring a bond offering to raise capital to build the roadway.)  Mr. Mathias as CEO of Penndel Land Co. later assigned the construction contract with ATFI to Global Transportation and Infrastructure, Inc., a wholly owned subsidiary of Ameri Metro for a fee. The Penndel Land Co. accepted and reserved unto itself all ancillary development along the Alabama Toll Road project. The Penndel Land Co. later assigned the construction contracts to all future development that is ancillary to the toll road, to one or more of the related entities that Mr. Mathias established, for fee of one dollar. Penndel Land Co. is 100% owned by Mr. Mathias, the Company has no ownership of shares in this related entity.

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

Related Entities

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

17) Susquehanna Mortgage Bankers Corp. Has applied for a Fintech Commercial & Residential lender with the U.S. Office of Currency Control to become a licensed lender under the U.S. Federal Reserve system.

18) Natural Resources, LLC To provide oil, gas and mineral extraction services, timber harvesting, agricultural and related food production services associated with the operation of large-scale development projects.

19) Dutch East India Logistics Co. Designed to provide international cargo services inYuma Arizona

20) Ann Charles International Airport, Inc. Designed to provide airport services and cargo break facilities in Port Freeport and the Brazoria Fort Bend Rail District Project.

On June 25, 2019, the Company amended the Opportunity License Agreements it entered with 16 related entities (Ameri Cement, Inc., Atlantic Energy & Utility Products, Inc., Cape Horn Abstracting Co., Eastern Development & Design Inc., HSR Freight Line Inc., HSR Logistics Inc., HSR Passenger Services, Inc., HSR Technologies, Inc., KSJM International Airport, Inc., Lord Chauffeurs Ltd., Malibu Homes Inc., Penn Insurance Services LLC, Platinum Media, Inc., Port de Claudius, Inc., Port of Ostia Inc., and Slater & West, Inc.).  The amendment clarifies ownership, voting rights, and distribution of profits for the Company and the Company’s Chief Executive Officer.  The amendment also provides that the Company will purchase non-controlling interest of each of the sixteen entities and the Portus de Jewel project.  On June 29, 2019, the Company issued 33,931,475 shares of Class B common stock to acquire 25% ownership interest in 15 of the 16 entities.  On January 13, 2020, the Company issued 3,475,248 shares of Class B common stock to acquire 25% ownership interest in 1 of the 16 entities.

On February 20, 2020, the Company issued 3,230,520 shares of Original Class C common stock to acquire 2% ownership interest in a related entity, Susquehanna Mortgage Bankers Corp (“Susquehanna”).  On September 18, 2020, the Company issued 23,000,000 shares of Original Class C common stock to acquire an additional 23% ownership interest in Susquehanna.

On July 1, 2020, the Company issued 250,000 shares of Class B common stock to acquire 25% ownership interest in a related entity, Natural Resources Inc.

On July 31, 2020, the Company amended the Opportunity License Agreement it entered on June 25, 2019 for the acquisition of 10% participating profit interest in the Portus de Jewel project.  Pursuant to the amendment, the consideration of 20,000,000 shares of Class B common stock also includes the acquisition of 10% of Dutch East India Logistics, Co, the developer of the Portus de Jewel project.

On April 28, 2020, by consent of the Company’s Board of directors, the Company agreed to issue 23,000,000 shares of the Original Class C common stock to acquire 25% ownership interest in Ann Charles International Airport. The Company is the developer of this project.  On September 18, 2020, the Company issued the 23,000,000 shares of Original Class C common stock.

The following tables summaries the unaudited results of operations of the 19 related entities for the year ended July 31, 2020.

	Ameri Cement, Inc	Atlantic Energy & Utilities Products, Inc.	Cape Horn Abstracting, Co.	Dutch East India Logistics Co(1)	Eastern Development & Design Inc.	HSR Freight Line Inc.	HSR Logistics Inc.	HSR Passenger Services, Inc.	HSR Technologies, Inc.	KSJM International Airport, Inc.

Operating expenses	$ 30	$ 34	$ 104	$ 180	$ 30	$ 30	$ 40	$ 30	$ 30	$ 30
Loss from operations	(30)	(34)	(104)	(180)	(30)	(30)	(40)	(30)	(30)	(30)
Gain on sale of available-for-sale securities	–	–	–	1,826,399,551	–	–	–	–	–	–
Provision for other receivables	–	–	–	(2,855,958,750)	–	–	–	–	–	–
Net loss	(30)	(34)	(104)	(1,029,559,379)	(30)	(30)	(40)	(30)	(30)	(30)
Unrealized gain (loss) on available-for-sale securities	7,712,500,000	17,675,000,000	7,712,500,000	$184,999,380,820	17,111,521,000	20,195,006,405	16,477,773,788	14,922,919,088	25,391,925,301	42,581,250,000
Comprehensive income (loss)	$ 7,712,499,970	$ 17,674,999,966	$ 7,712,499,896	$183,969,821,441	$17,111,520,970	$ 20,195,006,375	$ 16,477,773,748	$15,138,919,058	$25,391,925,271	$42,581,249,970

	Lord Chauffeurs Ltd.	Malibu Homes, Inc.	Natural Resources, Inc.	Penn Insurance Services LLC	Platinum Media, Inc.	Port de Claudius, Inc.	Port of Ostia Inc.	Slater & West, Inc.	Susquehanna Mortgage Bankers Corp.(3)	Total

Operating expenses	$ 20	$ 20	$ 10	$ 30	$ 30	$ 20	$ 20	$ 40	$ 9,456	$ 10,184
Loss from operations	(20)	(20)	(10)	(30)	(30)	(20)	(20)	(40)	(9,456)	(10,184)
Gain on sale of available-for-sale securities	–	–	–	–	–	–	–	–	3,461,608,924	5,288,008,475
Provision for other receivables	–	–	–	–	–	–	–	–	(3,894,682,500)	(6,750,641,250)
Net loss	(20)	(20)	(10)	(30)	(30)	(20)	(20)	(40)	(433,083,032)	(1,462,642,959)
Unrealized gain (loss) on available-for-sale securities	12,693,750,000	42,581,250,000	(1,312,500,000)	48,091,155,000	12,690,872,750	25,979,755,940	17,655,274,250	5,381,275,000	551,483,091,636	1,070,023,700,977
Comprehensive income (loss)	$12,693,749,980	$ 42,581,249,980	$ 1,312,500,010	$48,091,154,970	$12,690,872,720	$25,979,755,920	$17,655,274,230	$ 5,381,274,960	$ 551,050,008,604	$1,068,561,058,018

(1)The results of operations include the results from the Portus de Jewel project, a project of Dutch East India Logistics Co (“Dutch East”).

(2)During the year ended July 31, 2020, Susquehanna Mortgage Bankers Corp. (“Susquehanna”) entered into subscription agreements with 37 individuals to sell Share Options.  The Share Options provided the subscribers the right to sell 2,116,780 shares of the Company’s Class B common stock (available-for-sale securities Susquehanna was holding) within the price range as specified in the agreements.   The proceeds from the sale of the Company’s Class B common stock will be paid to Susquehanna at an agreed upon strike price of $2,250 per share for 32 subscribers and $3,000 for the remaining 5 subscribers.   As a result of the sale of available-for-sale securities, Susquehanna recognized a gain of $3,461,608,924.  A provision for other receivables of $3,894,682,500 was recorded.

The Company evaluates the investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments might not be recoverable.  During the year ended July 31, 2019, the Company recorded an impairment of $8,483 and opportunity license fees of $5,000 which are included in general and administrative expense.  During the year ended July 31, 2020, the Company recorded an impairment of $1,739 which is included in general and administrative expense.

Related Entities’ Agreements

On May 26, 2020, HSR Logistics entered into a Real Estate Easement Agreement with a related company in which HSR Logistics was granted an easement of 1000 acres of land for the development of the Port Trajan project.  As at July 31, 2020, the transaction has not closed.

On June 25, 2020, HSR Technologies, Inc. entered into a Master Distributor Agreement with Ozone Sanitation Technologies, Inc. for a distribution license.  Pursuant to the agreement, HSR Technologies, Inc. was granted the exclusive territory rights to resell the Ozone sanitation equipment in South America, Africa, Middle East, South East Asia, Far East Asia, Europe, United Kingdom, Australia and North America (transportation sector only).  HSR Technologies was also granted the non-exclusive rights to resell the Ozone sanitation equipment in North America.  The consideration for the license was $150,000,000.  On July 2, 2020, HSR Technologies transferred 48,000 shares of Ameri Metro’s Class B common stock valued at $3,000 per share and 100,000 shares of Ameri Metro’s Class C common stock valued at $60 per shares for the licensing fee.

On July 25, 2020, HSR Technologies Inc. entered into a memorandum of understanding (“MOU”) with DAMAR Corporation, LLC. to purchase the US 8,210,591 B2 patent.  The purchase price for the patent is $1,001,300 to be paid with 323 shares of Ameri Metro’s Class B common stock.  As at July 31, 2020, the transaction has not closed.

On July 25, 2020, HSR Technologies Inc. entered into a memorandum of understanding (“MOU”) with NP&G Innovations, Inc. to purchase the US 7,931,210 patent.  The purchase price for the patent is $23,850,000 to be paid with 7,500 shares of Ameri Metro’s Class B common stock and 10,000 shares of Ameri Metro’s Class C common stock.  As at July 31, 2020, the transaction has not closed.

On July 25, 2020, Platinum Media Inc. entered into a memorandum of understanding (“MOU”) with Best of Times Productions to form a joint venture for film projects.  As at July 31, 2020, Platinum Media Inc. has not provided any funding to the joint venture.

On July 25, 2020, Platinum Media Inc. entered into a memorandum of understanding (“MOU”) with Resurrection Media Plat JV, LLC to form a joint venture for film projects.  As at July 31, 2020, Platinum Media Inc. has not provided any funding to the joint venture.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm of Weinstein International CPA for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	Year Ended July 31,
	2020	2019

Weinstein International CPA	$ 54,000	$ 54,000

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended July 31, 2020 and 2019.

The Company currently have an audit committee serving and have started accruing salaries beginning November 1, 2016. The total amounts accrued to year-end July 31, 2020 is $1,350,000. The audit committee will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  The Company does not rely on pre-approval policies and procedures.

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

5.1 Opinion of Counsel on legality of securities being registered*

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

10.4 TEMS engagement (filed as part of the Form 8-K/A filed January 18, 2013)

10.5 Alabama Indenture Agreement (filed as part of the Form 8-K/A filed January 18, 2013)

10.6 High Speed Rail Indenture Agreement (filed as part of the Form 8-K/A filed January 18, 2013)

10.7 Damar Agreement (filed as part of the Form 8-K/A filed January 18, 2013)

10.8 Agreement For Construction (filed as part of the Form 10-K/A filed November 6, 2019)

10.9 Assignment Agreement For Construction (filed as part of the Form 10-K/A filed November 6, 2019)

10.10 Payment Agreement to Penndel Land Co (filed as part of the Form 10-K/A filed November 6, 2019)

10.11 Ameri Metro Inc. / HSR Tech Inc. Licensing of Intellectual Property Agreement (filed as part of the Form 10-K/A filed November 6, 2019)

10.12 HSR Tech LOI Tech Use Agreement (filed as part of the Form 10-K/A filed November 6, 2019)

10.13 Opportunity License Agreement Entities (filed as part of the Form 10-K/A filed November 6, 2019)

10.14 Master Agreement for Construction Nonprofits (filed as part of the Form 10-K/A filed November 6, 2019)

10.15 Master Agreement for Construction Entities (filed as part of the Form 10-K/A filed November 6, 2019)

10.16 Consulting Agreement HSRFP Inc. (filed as part of the Form 10-K/A filed November 6, 2019)

10.17 Consulting Agreement HSRF Inc. (filed as part of the Form 10-K/A filed November 6, 2019)

10.18 Company Founder Emp. Agreement(filed as part of the Form 10-K/A filed November 6, 2019)

10.19 Directorship Agreement (filed as part of the Form 10-K/A filed November 6, 2019)

10.20 Letter of Intent for Port Trajan property (filed with the Registration Statement on Form S-1 filed June 13, 2013)

10.21 Port De Ostia Inc. Agreement GTI (filed as part of the Form 10-K/A filed November 6, 2019)

10.22 C-Bar Marshall Rebar Agreement (filed as part of the Form 10-K/A filed November 6, 2019)

10.23 Ameri Metro & Jewell LOI (filed as part of the Form 10-K/A filed November 6, 2019)

10.24 Master Consulting Agreement (filed as part of the Form 10-K/A filed November 6, 2019)

10.25 Master Trustee Agreement (filed as part of the Form 10-K/A filed November 6, 2019)

10.26 2015 Executive Incentive Compensation Program (filed as part of the Form 10-K/A filed November 6, 2019)

10.27  Establishing the Compensation Committee (filed as part of the Form 10-K/A filed November 6, 2019)

10.28 Amendment to Payment Agreement Penndel Land Co. (filed as part of the Form 10-K/A filed November 6, 2019)

10.29 Amendment to HSR Technologies Inc. Payment Agreement (filed as part of the Form 10-K/A filed November 6, 2019)

10.30 Amendment to Damar TruckDeck LLC Payment Agreement (filed as part of the Form 10-K/A filed November 6, 2019)

10.31 TEMS consent form letter (filed as part of the Form 10-K/A filed November 6, 2019)

23.1 Consent of Counsel (included in Exhibit 5.1)*

31.1 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002*

31.2 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002*

32.1 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002*

32.2 CERTIFICATION OF PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002*

99.1 ProAdvisor Valuation report, dated November 1, 2016 (filed as Exhibit 99.1 to the registration statement on Form S-1, filed on November 23, 2016, and incorporated herein by reference)

99.2 ProAdvisor consent letter (filed as Exhibit 99.2 to the registration statement on Form S-1, filed on November 23, 2016) v

99.3 June 12, 2012 Agreement and Plan of Reorganization (filed as part of the Form 8-K/A filed January 18, 2013)

99.4 Alabama Legislative Act 506 (filed as part of the Form 8-K/A filed January 18, 2013)

99.5 Form of subscription agreement for sale of the shares (filed with the Registration Statement on Form S-1 filed June 13, 2013)

99.6 Intended use of Master Trust Indentures (filed as part of the Form 10-K/A filed November 6, 2019)

99.7 Florida Alabama TPO Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.8 Alabama Toll Road Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.9 Appalachian Region Commission Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.10  Atlantic Energy & Utilities Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.11  High Speed Rail Projects Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.12 Port Freeport & Brazoria Fort Bend Rail District Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.13 High Speed Rail & Ancillary Projects Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.14 Port of Ostia Inc. @ KSJM International Airport Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.15 Portus De Jewel Mexico Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.16 KSJM International Airport Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.17 HSR Freight Line Inc. / Phila. Port Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.18 HSR Freight Line Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.19 HSR Passenger Services Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.20 HSR Technologies Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.21 Malibu Homes Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.22 Platinum Media Inc. Bond Indenture (filed as part of the Form 10-Q filed December 30, 2019)

99.23 Port De Claudius Inc. & Port Trajan of Pa. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.24 Panama Canal – Alabama Port Partnership (filed as part of the Form 10-K/A filed November 6, 2019)

99.25 Lord Chauffeurs Inc. – Business Jet Center @ KSJM Airport Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.26 HSR Freight Line Inc. & HSR Passenger Services Coast to Coast Rail Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.27 New York – Washington Rail Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.28 Ann Charles International Cargo Airport Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.29  Texas International Trade Corridor Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.30 Virginia Crescent Line Rail Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)

99.31 Shah Mathias transferred 102,600,000 Class B shares from his personal holdings, equally, to 20 related entities that Ameri Metro Inc. holds a 25% interest in 19 of the related entities and a 10% interest in one of the related entities.

(filed with the Form 8-K September 17,2020)

99.32 2015 Equity Incentive Plan, the plan was funded with class B shares. According to the plan schedule. (filed with the form 8-K September 17, 2020)

99.33 NorAsia Consulting & Advisory Valuation Report (filed with the form 8-K September 4, 2020)

99.34 Lord Chauffeurs, LTD Amendment to Opportunity License Agreement (filed with the form 8-K September 4, 2020)

99.35 Slater & West, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)

99.36 Port of Ostia, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)

99.37 Port de Claudius, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)

99.38 Platinum Media, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)

99.39 Penn Insurance Services LLC. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)

99.40 Natural Resources LLC. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)

99.41 Malibu Homes, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)

99.42 KSJM International Airport, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)

99.43 HSR Technologies, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)

99.44 HSR Passenger Services, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)

99.45 HSR Logistics, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)

99.46 HSR Freight Line, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)

99.47 Eastern Development & Design, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)

99.48 Cape Horn Abstracting Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)

99.49 Atlantic Energy & Utility Products, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)

99.50 Ann Charles International Airport, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)

99.51 Ameri Cement Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)

99.52 Portus de Jewel Seaport & Inland Port project Amendment to Opportunity License Agreement (filed with the form 8-K August 12, 2020)

99.53 Susquehanna Mortgage Bankers Corp. 25% non-controlling interest in SMBC (filed with the form 8-K August 12, 2020)

99.54 HSR Technologies, Inc has acquired intellectual property from NP&G Innovations, Inc. (filed with the form 8-K July 30, 2020)

99.55 Platinum Media Inc. joint venture agreement with Resurrection Media PlatJV, LLC. (filed with the form 8-K July 30, 2020)

99.56 Platinum Media Inc. joint venture agreement with Best of Times Productions. (filed with the form 8-K July 30, 2020)

99.57 HSR Technologies, Inc. acquired DAMAR TruckDeck bed liner intellectual property. (filed with the form 8-K July 30, 2020)

99.58 HSR Technologies Inc. combat COVID 19 exclusive right to use FDA Approved ozone equipment . (filed with the form 8-K July 22, 2020)

99.59 HSR Logistics Inc. has acquired an easement. (filed with the form 8-K July 22, 2020)

99.60 Ann Charles International Airport Inc. acquired Air Cyprus Aviation Limited, (filed with the form 8-K July 20, 2020)

99.61 Norasia Valuation Report dated July 31, 2020*

____________________

* Filed herewith

** To be filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2020By:/s/ Robert Choiniere

Robert Choiniere

Chief Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAMEOFFICEDATE

/s/ Debra Mathias

Debra MathiasDirectorNovember 12, 2020

/s/ James Becker

James BeckerDirectorNovember 12, 2020

/s/ Shahjahan C. Mathias

Shahjahan C. MathiasDirectorNovember 12, 2020

/s/ Donald E. ("Nick") Williams, Jr.

Donald E. ("Nick") Williams, Jr.DirectorNovember 12, 2020

/s/ Suhail Matthias

Suhail MatthiasDirectorNovember 12, 2020

/s/ Steve Trout

Steve TroutDirectorNovember 12, 2020

/s/ Robert Todd Reynold

Robert Todd ReynoldDirectorNovember 12, 2020

/s/ Bryan Elicker

Bryan ElickerDirectorNovember 12, 2020

/s/ Keith A. Doyle

Keith A. DoyleDirector November 12, 2020

/s/ James Kingsborough

James KingsboroughDirectorNovember 12, 2020

/s/ John Thompson

John ThompsonDirectorNovember 12, 2020