Form 10-K/A
period 2020-07-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2020-12-17
CIK 1534155

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

EXPLANATORY NOTE

We are filing this amendment to amend text in Item 1 of the July 31, 2020 Form 10K, expanding Company description.  This amended text has no material impact on the financial statements.

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

ITEM 1.  BUSINESS

 Ameri Metro, Inc. (“Ameri Metro” and the “Company”) is multifaceted emerging growth critical infrastructure and economic development company. Company under the master construction agreement with twenty (20) related and non-related parties has over $510 Billion (USA) in construction contracts and or agreement/MOUs to construct projects, for various governments and states throughout the United States of America.  Unaudited results of entity operations estimate Comprehensive Income of $1.068T as further described on page 79 of this 10-K.  Management has not recorded these results in the financial statements.

The Company and its 20 related entities were formed to engage primarily in High-Speed Rail for passenger, freight transportation, and ancillary infrastructure projects such as inland ports, deep water seaports, airports, airline, toll roads, toll bridges, energy, utilities, power grid, telecommunications, technologies, housing, insurance services, media, and as mortgage banker for infrastructure projects and related transportation projects.

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

These are the 4 Non-Profit entities with the ability to officiate Master Bond Indentures when sponsored by a state end user:

1. Alabama Toll Facilities, Inc. (ATFI)  (A Non-Related Party)

2. Hi Speed Rail Facilities, Inc. (HSRF)(A Related Party)

3. Hi Speed Rail Facilities Provider, Inc. (HSFP)(A Related Party)

4. Global Infrastructure Finance & Development Authority (GIF&DA)(A Related Party)

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

Date: December 17, 2020By:/s/ Robert Choiniere

Robert Choiniere

Chief Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAMEOFFICEDATE

/s/ Debra Mathias

Debra MathiasDirectorDecember 17, 2020

/s/ James Becker

James BeckerDirectorDecember 17, 2020

/s/ Shahjahan C. Mathias

Shahjahan C. MathiasDirectorDecember 17, 2020

/s/ Donald E. ("Nick") Williams, Jr.

Donald E. ("Nick") Williams, Jr.DirectorDecember 17, 2020

/s/ Suhail Matthias

Suhail MatthiasDirectorDecember 17, 2020

/s/ Steve Trout

Steve TroutDirectorDecember 17, 2020

/s/ Robert Todd Reynold

Robert Todd ReynoldDirectorDecember 17, 2020

/s/ Bryan Elicker

Bryan ElickerDirectorDecember 17, 2020

/s/ Keith A. Doyle

Keith A. DoyleDirector December 17, 2020

/s/ James Kingsborough

James KingsboroughDirectorDecember 17, 2020

/s/ John Thompson

John ThompsonDirectorDecember 17, 2020