Form 10-Q
period 2020-10-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2020-12-21
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [   ] Yes  [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of preferred stock and common stock as of the latest practicable date.

Class	Outstanding at December 17, 2020

Preferred Stock, par value $0.00001	1,800,000 shares
Class A Common Stock, par value $0.000001	1,684,000 shares
Class B Common Stock, par value $0.000001	4,289,637,844 shares
Class C Common Stock, par value $0.000001	191,045,680 shares
Class D Common Stock, par value $0.000001	48,000,000 shares

AMERI METRO, INC.

TABLE OF CONTENTS

October 31, 2020

AMERI METRO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2020	July 31, 2020
ASSETS	(Unaudited)
Current assets
Cash	$ 17,385	$ 28,396
Prepaid expenses and deposits	2,190	34,940

Total Current Assets	19,575	63,336

Office equipment, net	208	311

Total Assets	$ 19,783	$ 63,647

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued expenses	$ 2,170,715	$ 1,901,011
Accounts payable and accrued expenses – related parties	1,251,493	1,251,807
Accrued compensation expenses – related parties	52,327,768	49,974,956
Loan payable – related parties	338,337	253,897

Total Current Liabilities	56,088,313	53,381,671

Stockholders’ Deficit
Preferred stock, par value $0.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding	2	2
Common stock class A, par value $0.000001, 7,000,000 shares authorized, 1,684,000 shares issued and outstanding	1	2
Common stock class B, par value $0.000001, 4,000,000,000 shares authorized, 3,341,418,899 shares issued and outstanding	3,341	2,939
Common stock class C, par value $0.000001, 4,000,000,000 shares authorized, 191,045,680 shares issued and outstanding	191	145
Common stock class D, par value $0.000001, 4,000,000,000 shares authorized, 96,000,000 shares outstanding	96	96
Additional paid in capital	247,303,586,756	237,463,587,140
Stock subscriptions receivable	(247,297,597,000)	(237,457,597,000)
Accumulated deficit	(62,061,918)	(59,311,348)

Total Stockholders’ Deficit	(56,068,530)	(53,318,024)

Total Liabilities and Stockholders’ Deficit	$ 19,783	$ 63,647

See accompanying notes to condensed consolidated financial statements.

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended October 31, 2020	Three months ended October 31, 2019

OPERATING EXPENSES
General & administrative	$ 2,749,770	$ 2,485,864

TOTAL OPERATING EXPENSES	2,749,770	2,485,864

LOSS FROM OPERATIONS	(2,749,770)	(2,485,864)

OTHER EXPENSE
Interest expense	(800)	(19,011)

TOTAL OTHER EXPENSE	(800)	(19,011)

NET LOSS	$ (2,750,570)	$ (2,504,875)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	3,391,327,000	1,160,122,134

See accompanying notes to condensed consolidated financial statements.

AMERI METRO, INC.

 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020 AND 2019

(Unaudited)

	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Additional Paid in	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, August 1, 2019	1,800,000	$ 2	1,600,000	$ 2	1,062,522,134	$ 1,063	48,000,000	$ 48	48,000,000	$ 48	$ 1,589,157,814	$ (1,583,597,000)	$ (50,225,784)	$ (44,663,807)

Stock-based compensation	–	–	–	–	–	–	–	–	–	–	98	–	–	98
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(2,504,875)	(2,504,875)

Balance, October 31, 2019	1,800,000	$ 2	1,600,000	$ 2	1,062,522,134	$ 1,063	48,000,000	$ 48	48,000,000	$ 48	$ 1,589,157,912	$ (1,583,597,000)	$ (52,730,659)	$ (47,168,584)

	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Additional Paid in	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, August 1, 2020	1,800,000	$ 2	1,684,000	$ 2	2,939,018,899	$ 2,939	145,045,680	$ 145	96,000,000	$ 96	$ 237,463,587,140	$ (237,457,597,000)	$ (59,311,348)	$ (53,318,024)

Stock-based compensation	–	–	–	–	–	–	–	–	–	–	64	–	–	64
Issuance of Class B shares at par	-	-	-	-	400,000,000	400	-	-	-	-	(400)	-	-	-
Issuance of Class C shares at par	-	-	-		-	-	23,000,000	23	-	-	(23)	-	-	-
Issuance of Class C shares at par	-	-	-	-	-	-	23,000,000	23	-	-	(23)	-	--	-
Shares issued to officers for cash	-	-		-	2,400,000	2					9,839,999,998	(9,840,000,000)	-	-
Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(2,750,570)	(2,750,570)

Balance, October 31, 2020	1,800,000	$ 2	1,684,000	$ 2	3,341,418,899	$ 3,341	191,045,680	$ 191	96,000,000	$ 96	$ 247,303,586,756	$ (247,297,597,000)	$ (62,061,918)	$ (56,068,530)

See accompanying notes to condensed consolidated financial statements.

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended October 31, 2020	Three Months ended October 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,750,570)	$ (2,504,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	103	103
Stock-based compensation	64	98

Change in operating assets and liabilities:
Prepaid expense and deposits	32,750	2,727
Accounts payable and accrued expenses	269,704	115,506
Accounts payable and accrued expenses – related parties	(314)	9,848
Accrued compensation expenses – related parties	2,352,812	2,311,146
Due to related parties	-	7,596

Cash flows used in operating activities	(95,451)	(57,851)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable – related parties	84,440	60,359
Repayment of loan payable – related parties	-	(1,400)

Cash flows provided by financing activities	84,440	58,959

NET (DECREASE) INCREASE IN CASH	(11,011)	1,108
CASH, BEGINNING OF PERIOD	28,396	315

CASH, END OF PERIOD	$ 17,385	$ 1,423

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

See accompanying notes to condensed consolidated financial statements.

AMERI METRO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2020 and 2019

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

The following transactions changed the corporate operating structure of the Company during the quarter:

On February 18, 2020, the Company issued 3,230,520 shares of Class C common stock to acquire 2% of Susquehanna Mortgage Bankers Corp. (formerly Global Infrastructure SP Bankers).   On April 28, 2020, by consent of the Company’s Board of directors, the Company agree to issue 23,000,000 shares of Original Class C common stock to acquire an additional 23% in Susquehanna Mortgage Bankers Corp.  The intent is to become a licensed Commercial & Residential lender, an entity supervised by the State banking commission.  Once licensed, it will then apply for a Fintech mortgage lender with the U.S. Office of Currency Control to become a licensed lender under the U.S. Federal Reserve system.  On September 18, 2020, the Company issued 23,000,000 shares of Original Class C common stock to Susquehanna Mortgage Bankers.

On April 28, 2020, by consent of the Company’s Board of directors, the Company agreed to issue 23,000,000 shares of the Original Class C common stock to acquire 25% ownership interest in Ann Charles International Airport. The Company is the developer of this project.  On September 18, 2020, the Company issued 23,000,000 shares of Original Class C common stock to Ann Charles International Airport.

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

As a result of the previous transactions, the Company has a 25% participating profits interest in nineteen related entities and a 10% participating profit in one other entity. These entities have not commenced substantial operations or revenue producing activities.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s financial statements filed with the Securities and Exchange Commission (“SEC”) on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the unaudited interim condensed consolidated financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited interim condensed consolidated statements do not include all of the information and notes required by U.S. GAAP for complete financial statements.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2020 as reported in Form 10-K, have been omitted.

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

Participating Profits Interest

As at October 31, 2020, the Company has a 25% participating profits interest in nineteen related entities and a 10% participating profit in one other entity. The remaining 75% participating profits interest (and 100% voting control) is owned by the Company’s majority shareholder. These entities have had no operations, assets, or liabilities, and as of October 31, 2020, the Company’s participating profits interest in these companies was $0.

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

Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Due to loss for the period ended October 31, 2020 and 2019, the outstanding options are anti-dilutive. As a result, the computations of net loss per common shares is the same for both basic and fully diluted common stock. Potentially dilutive securities, which includes 12,490,000 stock options as at October 31, 2020, and 2019, have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been antidilutive.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. We are still evaluating the impact this guidance will have on our consolidated financial statements.

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception, management’s business strategy involves commencing development of various economic development projects and closing of acquisitions that are expected to be profitable subject to the availability of financing to make these projects and acquisitions commercially successful. As at October 31, 2020, the Company has a working capital deficit of approximately $56.1 million and has accumulated losses of 62,061,918 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

As of October 31, 2020, $53,580,376 (July 31, 2020 - $51,226,773) is accrued in relation to various employment agreements, directorship agreements and audit committee agreements.

NOTE 4 – LOANS PAYABLE – RELATED PARTY

As of October 31, 2020, $338,337 (July 31, 2020 - $253,897) is due to the majority shareholder as he paid expenses on behalf of the Company.  The amount is unsecured, bears interest at 1% per annum and is due on demand.

NOTE 5 – CAPITAL STOCK

On November 5, 2018, the Company issued 2,000,000 shares of Class B common stock with a fair value of $500 to two officers and directors of the Company for services pursuant to directorship agreements dated August 30, 2018.  The shares were issued from the 2015 Equity Incentive Plan reserved shares.  The shares vest 285,714 per year for seven years. As of the year ended July 31, 2020, the shares were fully vested.

On September 18, 2020, the Company issued the 23,000,000 shares of Original Class C common stock to Susquehanna Mortgage Bankers Corp. (formerly Global Infrastructure SP Bankers).

On September 18, 2020, the Company issued the 23,000,000 shares of Original Class C common stock to Ann Charles International Airport.

On September 18, 2020, the CEO of the Company transferred 102,600,000 shares of Class B common stock from his personal holdings to 20 related entities in which the Company holds a 25% ownership interest in 19 of the 20 related entities and 10% interest in one of the related entities.

On September 18, 2020, the Company reserved 400,000,000 Class B shares of common stock in the name of the Ameri Metro, Inc. Trust, for the purpose of any future purchases of commodities, supplies, equipment and other tangible items for current and future projects.  The shares are being administered by the HSRF Statutory Trust on behalf of the Company and will be issued out of trust when the Company deems it appropriate to issue Class B shares of common stock for these purchases.

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

During the three months ended October 31, 2020 and 2019, the Company recorded stock-based compensation of $65 and $98 on the consolidated statement of operations for all stock based compensation.

On June 12, 2019, the Company amended Equity Incentive Plans, Subscription Agreements and Equity Agreements so that options issued after June 12, 2019 would have a strike price equal to the market price at that grant date.

A summary of the Company’s stock option activity is as follow:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding, July 31, 2020	10,890,000	435.75	6.55	–

Granted	–	–	-	-
Exercised	–	–	-	-

Outstanding, October 31, 2020	10,890,000	435.75	6.25	–
Exercisable, October 31, 2020	6,400,000	52.44	5.37	–

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended October 31, 2020	Three Months Ended October 31, 2019

Expected dividend yield	0%	0%
Expected volatility	150%	150%
Expected life (in years)	10	10
Risk-free interest rate	0.92%	1.82%

At October 31, 2020, there was $349 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan. There was nil intrinsic value associated with the outstanding stock options at October 31, 2020.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Related and Non-related Party Agreements

The Company has entered into agreements with related and non-related parties for identified projects. As of October 31, 2020 and through April 27, 2020, the Company has no commitments or obligations under these agreements due to lack of financing and the need for a feasibility study before each project is begun. The Company will be committed to perform agreed upon services once feasibility study is complete and financing is available.

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

Employee Agreements

The Company has entered into material agreements with its Officers and Directors for more information on these contracts please see the Company’s July 31, 2020 Form 10-K.

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

As of October 31, 2020 and July 31, 2020, total accrued compensation expenses to related parties related to the above employment agreements were $52,327,768 and $49,974,956, respectively. As of October 31, 2020 and July 31, 2020, the Company has accrued payroll taxes of $1,463,342 and $1,401,084, respectively, related to the accrued compensation expenses.

Operating Lease

On April 30, 2014, the Company terminated its existing office space lease, and entered into a new month-to-month rent agreement for office space. The new agreement which commenced on November 1, 2015, calls for monthly rent payments of $1,440. The terminated lease agreement has not been resolved as to payment of existing amounts due or as to any early termination fees. According to the lease agreement, the Company’s unpaid rental balance shall bear interest until paid at a rate equal to the prime rate of interest charged by the M&T Bank, plus 2 percent. Late payment charge is $25 per day beginning with the first day following the due date. As of October 31, 2020, and July 31, 2020, the Company recorded accrued interest and late fee of $170,060 and $163,389, respectively.

Legal Proceedings

On September 14, 2017, the Company received a letter from Zimmerman & Associates, on behalf of J. Harold Hatchett, III and Ronald Silberstein, claiming breach of contract, wrongful termination, and wrongful violations of the Business Corporations Act, and knowingly inaccurate SEC Reporting against the Company and the board of directors. The Company plans to work amicably to come to a settlement. As of October 31, 2020 and 2019, the Company has accrued $1,263,870 and $1,295,120 in salaries for each of J. Harold Hatchett III and Ronald Silberstein, respectively for each period.

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

NOTE 8 – INCOME TAXES

At October 31, 2020 and July 31, 2020, the Company’s deferred tax assets consisted of principally net operating loss carry forwards. The material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of accrued expenses and the change in the valuation allowance during the applicable period. The Company has recorded a 100% valuation allowance as management is uncertain that the Company will realize the deferred tax assets.

The Company has not filed its federal and state tax returns for the year ended July 31, 2020 and has filed its federal and state tax returns for the year ended July 31, 2019. The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of October 31, 2020, the Company had approximately $10.9 million of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2021 unless utilized.

The tax years 2012 to 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 9 – SUBSEQUENT EVENTS

We have evaluated subsequent events through December 21, 2020, the date on which the accompanying condensed consolidated financial statements were available to be issued. Based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying condensed consolidated financial statements or disclosures in the notes thereto, except as follows:

To mitigate the impact of novel coronavirus 2019 (“COVID-19”), we have taken measures to promote the safety and security of our employees while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19.

The COVID-19 pandemic has had a negative impact on our results of operations and financial performance for the first of 2020, and we expect it will continue to have a negative impact on our revenue, earnings and cash flows into 2021. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

On December 8, 2020, Atlantic Energy & Utility Products, Inc. a related party of the Company, entered into an agreement with Bayelsa Oil Company Limited to extract 70 million barrels of oil from the OPL 240 asset. The related entity and Bayelsa Oil Company Limited will create a joint venture to raise approximately $300.55MM to further develop the OPL 240 asset.  Ameri Metro, Inc. holds a 25% non-controlling interest in Atlantic Energy & Utility Products, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying unaudited consolidated financial statements and provides additional information on the Company’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

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

BUSINESS

The Business

Ameri Metro, Inc. (“Ameri Metro” and the “Company”) is multifaceted emerging growth critical infrastructure and economic development company. Company under the master construction agreement with related and non-related parties has over $510 Billion (USA) in construction contracts and or agreement/MOUs to construct projects, for various governments and states throughout the United States of America and Africa. Under an agreement with Bayelsa Oil Company (a State-owned company), the Company’s related entity holds rights to extract 70 million barrels of oil.

The Company and the 20 related entities were formed to engage primarily in High-Speed Rail for passenger, freight transportation, and ancillary infrastructure projects such as inland ports, deep water sea ports, airports, airline, toll roads, toll bridges, energy, utilities, power grid, telecommunications, technologies, housing, insurance services, media, and as mortgage banker for infrastructure projects and related transportation projects. Management has completed a third party valuation of the 20 entities which was based on projected discounted net income (Level 3). The resulting Level Three fair value is provided later in this section and totals $200,442,501,030. Management has not recorded the fair value in the financial statements.

The Company, and its wholly owned subsidiary Global Transportation and Infrastructure, Inc., plan to use Private Public Partnerships (“PPP”) for funding of infrastructure projects and transportation projects. The Company is a conduit to provide general contracting services for infrastructure projects and transportation projects. As a conduit we identify infrastructure projects for both private and public end users. The Company will bring together private and public entities, the end users, including the affiliate entities to organize the revenue bond offering, which will be the private debt vehicle to build the infrastructure project for the end user. The Company’s ultimate role is providing general contracting services and construction management services for the private and public entities. The Company was incorporated in the State of Delaware and merged with Ameri Metro 2010 on June 12, 2012.

In the United States, the Company via its related entities, initially intends to develop a Midwest high-speed rail system for passengers and freight.   These initial planned activities are “ATFI Roadway” and “Port Trajan”, a northeast freight corridor.

In Africa the Company has a binding memorandum of understanding to develop a high-speed rail system for passengers and freight, and an agreement to extract 70 million barrels of oil.

Since its incorporation, the Company has developed its business plan, appointed officers and directors, engaged initial project consultants, and had meetings with certain agencies and groups related to potential future projects as disclosed in the “Current Potential Projects” section of the Company’s July 31, 2020 Form 10-K.

The Company Founder and CEO Shah Mathias, has organized and established three related non-profit corporations and is an independent consultant of a fourth non-profit (ATFI) for the purpose of funding current potential projects of the Company identified by Transportation Economics Management Systems (TEMS). TEMS, a transportation/rail/sea vessel consulting firm working for and with the Company has completed preliminary studies on behalf of the end user, both public and private.  The Company can introduce related and non-related entities to the four non-profit entities for the purpose of funding projects they have.

These are the 4 Non-Profit entities with the ability to officiate Master Bond Indentures when sponsored by a state end user:

1.Alabama Toll Facilities, Inc. (ATFI)  (A Non-Related Party)

2.Hi Speed Rail Facilities, Inc. (HSRF) (A Related Party)

3.Hi Speed Rail Facilities Provider, Inc. (HSFP) (A Related Party)

4.Global Infrastructure Finance & Development Authority (GIFDA) (A Related Party)

The three non–profit related entities will play a vital role in financing. The non-profits statutes provide a vehicle to issue bonds and help secure infrastructure projects. The non-profit entities have the discretion to turn over the infrastructure projects to the state, or the governing body after it has successfully developed and paid for the potential projects. The Company will then be able to consult the end users, related and non-related entities, and non-profits (who will sponsor bond offerings to fund the projects) and to contract with one or more of the largest construction firms in the United States who will carry out the actual construction management.

Participating Profits Interest

As at October 31, 2020, the Company has a 25% participating profits interest in nineteen related entities and a 10% participating profit in one other entity. The remaining 75% participating profits interest (and 100% voting control) is owned by the Company’s majority shareholder. These entities have had no operations, assets, or liabilities, and as of October 31, 2020, the Company’s participating profits interest in these companies was $0.

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

On June 20, 2020, the Company’s largest stockholder created Ann Charles International Airport, Inc. and transferred 25% of the equity to the Company.

The Company has determined that the investments in the related entities are VIE, however, the Company does not have the power to direct the activities that most significantly impact the related entities’ economic performance and therefore is not the primary beneficiary.  The Company then determined that it has the ability to exercise significant influence over the operating and financial policies of the related entities and therefore the investments will be accounted for under the equity method of accounting once full operations of the entities commence.

The following table details the carrying value of the Company’s respective equity method investments. Management has completed a third party valuation of the 20 entities which was based on projected discounted net income (Level 3). The resulting Level Three fair value is provided below and totals $200,442,501,030. Management believes that future discounted net income will approximate its future net discounted cash flows. Additionally, any material changes to critical valuation inputs and future net income (or cash flows) can materially change the fair value of the equity investments. Management has not recorded the fair value in the financial statements:

Results of Operations

Significant Risks and Uncertainties

On January 30, 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) outbreak to constitute a “Public Health Emergency of International Concern.” The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a range of industries. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

To mitigate the impact of COVID-19, we have taken measures to promote the safety and security of our employees while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19.

The COVID-19 pandemic has had a negative impact on our results of operations and financial performance for the first quarter of 2021, and we expect it will continue to have a negative impact on our revenue, earnings and cash flows in the second and third quarters of 2021. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. See the Risk Factors included in our Annual report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission as well as the additional Risk Factor included in Part II—Item 1A of this quarterly report regarding the impacts of the COVID-19 outbreak.

Comparison of the Three Months Ended October 31, 2020 and 2019.

The Company has no source of continuing revenues and received no revenues for the three months ending October 31, 2020 and 2019.   For the three months ended October 31, 2020 and 2019, the Company had total operating expenses of $2,749,770 and $2,485,864, respectively and net losses of $2,750,570 and $2,504,875, respectively. The increase in operating expenses and net loss resulted primarily from increases in professional fees and other expenses related the Company’s business strategy for acquisitions and to complete a direct listing with New York Stock Exchange.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities and total liabilities as of October 31, 2020 and July 31, 2020 were as follows:

	October 31, 2020	July 31, 2020
Cash	$ 17,385	$ 28,396
Total current assets	19,575	63,336
Total assets	19,783	63,647
Total current liabilities	56,088,313	53.381,671

Cash Requirements

We had $17,385 in cash as of October 31, 2020.  Our cash used in operations for the three months ended October 31, 2020 was $95,421 and through October 31, 2019 was $57,851. We had a net loss of $2,750,571 for the three months ended October 31, 2020 compared to October 31, 2019 of $2,504,875. We had an accumulated deficit of $62,061,918 as of October 31, 2020 compared to $52,730,659 at October 31, 2019. Our cash on hand is not sufficient to cover our monthly expenses and we continue to seek financing in the form of debt or stock sales to finance our operations. There can be no assurance the Company will be successful in these efforts.

Sources and Uses of Cash

Operations

For the three months ended October 31, 2020, our net cash used in operating activities was $95,451, which consisted primarily of our net loss of $2,750,570, offset on the deferral of officer and director salary and increase in professional expenses.

For the three months ended October 31, 2019, our net cash used in operating activities was $57,851, which consisted primarily of our net loss of $2,5750,571 offset primarily by increases in accrued compensation expense of $2,311,146.

Financing

For the three months ended October 31, 2020, our net cash provided by financing activities was $84,440, which consisted of proceeds from related party loans.

For the three months ended October 31, 2019, our net cash provided by financing activities was $58,959, which consisted of proceeds of $60,359 from related party loans and repayment of $1,400 to related party.

Off-Balance Sheet Arrangements

As of October 31, 2020, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk. - Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our principal executive and principal financial officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 14, 2017, the Company received a letter from Zimmerman & Associates, on behalf of J. Harold Hatchett, III and Ronald Silberstein, claiming breach of contract, wrongful termination, and wrongful violations of the Business Corporations Act, and knowingly inaccurate SEC Reporting against the Company and the board of directors. The Company plans to work amicably to come to a settlement. As of October 31, 2020 and 2019, the Company has accrued $1,263,870 and $1,295,120 in salaries for J. Harold Hatchett III and Ronald Silberstein, respectively.

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

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factor set forth below and the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2020, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Other than the additional risk factor set forth below, as of December 31, 2020, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, impacted the operations of our business partners and negatively impacted our operations and financial results.

The COVID-19 outbreak has negatively impacted the global economy, disrupted global supply chains, constrained workforce participation due to travel restrictions and quarantine orders, disrupted logistics and distribution systems, and created significant volatility and disruption of financial markets. As a result, this pandemic has negatively impacted our operations and those of our customers and suppliers, and heightened the risks of customer bankruptcies, customer delayed payments, restrictions on access to financial markets and other risk factors described in our Annual Report. While we have not yet experienced any material disruption to our supply chain and our headquarters and main distribution warehouse remains operational under business continuity plans, we have experienced increased logistics costs, lower product demand, longer lead times, and shipping delays. To mitigate the impact of COVID-19, we have implemented business continuity plans, with a focus on employee safety and mitigation of business disruptions. As the scope and duration of the COVID-19 outbreak is unknown and the extent of its economic impact continues to evolve globally, there is significant uncertainty related to the ultimate impact that it will have on our business, our employees, results of operations and financial condition.

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

23.1 Consent of Counsel (included in Exhibit 5.1)

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

Date: December 21, 2020By:/s/ Robert Choiniere

Robert Choiniere

Chief Financial Officer