Form 10-Q
period 2021-01-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2021-03-16
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [   ] Yes  [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of preferred stock and common stock as of the latest practicable date.

Class	Outstanding at March 8, 2021

Preferred Stock, par value $0.00001	1,800,000 shares
Class A Common Stock, par value $0.000001	1,684,000 shares
Class B Common Stock, par value $0.000001	3,341,418,899 shares
Class C Common Stock, par value $0.000001	191,051,230 shares
Class D Common Stock, par value $0.000001	96,000,000 shares

AMERI METRO, INC.

TABLE OF CONTENTS

January 31, 2021

AMERI METRO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2021	July 31, 2020
	(Unaudited)	(Audited)
Assets
Current assets
Cash	2	28,396
Prepaid expenses and deposits	0	34,940
Total Current Assets	2	63,336
Office equipment, net	104	311
Total Assets	106	63,647

Accounts payable and accrued expenses	2,369,605	1,901,011
Accrued expenses - related parties	1,251,131	1,251,807
Accrued compensation expenses - related parties	54,680,581	49,974,956
Loans payable - related parties	272,125	253,897
Total Liabilities	58,573,442	53,381,671

Stockholders' Deficit
Preferred stock, par value $.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding	2	2
Common stock class A, par value $.000001, 2,000,000 shares authorized, 1,684,000, shares issued and outstanding shares	1	2
Common stock class B, par value $.000001, 4,000,000 shares authorized, 3,341,418,899 shares issued and outstanding	3,341	2,939
Common stock class C, par value $.000001, 4,000,000 shares authorized, 191,051,230 shares issued and outstanding	191	145
Common stock class D, par value $.000001, 4,000,000 shares authorized, 96,000,000 shares issued and outstanding	96	96
Additional paid in capital	247,303,926,377	237,463,587,140
Stock subscription receivable	(247,297,597,000)	(237,457,597,000)
Accumulated deficit	(64,906,345)	(59,311,348)
Total Stockholders' Deficit	(58,573,337)	(53,318,024)
Total Liabilities and Stockholders' Deficit	106	63,647

See accompanying notes to condensed consolidated financial statements (unaudited).

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2021	Three months ended January 31, 2020	Six months ended January 31, 2021	Six months ended January 31, 2020
Operating Expenses
General & administrative	2,857,140	2,538,996	5,591,264	5,024,860
Total Operating Expenses	2,857,140	2,538,996	5,591,264	5,024,860
Loss From Operations	(2,857,140)	(2,538,996)	(5,591,264)	(5,024,860)
Other Expense
Interest expenses	(484)	(15,062)	(1,284)	(34,073)
Other income / Loss	(2,450)		(2,450)	0
Gain on settlement of debt	0	1,354,610	0	1,354,610
Total Other (Expense) Gain	(2,934)	1,339,548	(3,734)	1,320,537
Net Loss	(2,860,074)	(1,199,448)	(5,594,998)	(3,704,323)
Net Loss Per Share - Basic & Diluted	(0)	(0)	(0)	(0)
Weighted Average Common Shares
Outstanding - Basic & Diluted	3,607,150,000	1,168,764,743	3,510,739,000	1,164,433,438

See accompanying notes to condensed consolidated financial statements (unaudited).

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JANUARY 31, 2021 AND 2020

(Unaudited)

	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Additional Paid in	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, August 1, 2019	1,800,000	$ 2	1,600,000	$ 2	1,062,522,134	$ 1,063	48,000,000	$ 48	48,000,000	$ 48	$ 1,589,157,814	$ (1,583,597,000)	$ (50,225,784)	$ (44,663,807)

Stock-based compensation	–	–	–	–	–	–	–	–	–	–	224	–	–	224
Shares issued for option exercise	-	-	-	-	2,400,000	2	-	-	-	-	1,375,999,998	(1,376,000,000)	-	-
Shares issued for amended opportunity license agreement	-	-	-	-	3,475,248	3	-	-	-	-	866	-	-	869
Stock options issued for debt settlement	-	-	-	-	-	-	-	-	-	-	13,300	-	-	13,300
Stock dividend	-	-	-	-	-	-	14,760,480	15	-	-	3,677	-	(3,692)	-
Declaration of stock dividend	-	-	-	-	-	-	-	-	-	-
											465,229	-	(465,229)	-
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(3,704,323)	(3,704,323)

Balance, January 31, 2020	1,800,000	$ 2	1,600,000	$ 2	1,068,397,382	$ 1,068	48,000,000	$ 63	48,000,000	$ 48	$ 2,965,641,108	$ (2,959,597,000)	$ (54,399,028)	$ (48,353,737)

	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Additional Paid in	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, August 1, 2020	1,800,000	$ 2	1,684,000	$ 2	2,939,018,899	$ 2,939	145,045,680	$ 145	96,000,000	$ 96	$237,463,587,140	$(237,457,597,000)	$ (59,311,348)	$ (53,318,024)

Stock-based compensation	–	–	–	–	–	–	–	–	–	–	106	–	–	106
Issuance of Class B shares at par	-	-	-	-	400,000,000	400	-	-	-	-	(400)	-	-	-
Issuance of Class C shares at par	-	-	-		-	-	23,000,000	23	-	-	(23)	-	-	-
Issuance of Class C shares at par	-	-	-	-	-	-	23,000,000	23	-	-	(23)	-	--	-
Shares issued to officers for cash	-	-		-	2,400,000	2	-	-	-	-	9,839,999,998	(9,840,000,000)	-	-
Conversion of shares for debt	-	-	-	-	-	-	5,640	-	-	-	339,579	-	-	339,579
Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(5,594,998)	(5,594,998)

Balance, January 31, 2021	1,800,000	$ 2	1,684,000	$ 2	3,341,418,899	$ 3,341	191,051,320	$ 191	96,000,000	$ 96	$247,303,926,377	$(247,297,597,000)	$ (64,906,346)	$ (58,573,337)

See accompanying notes to condensed consolidated financial statements (unaudited).

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended January 31. 2021	Six Months ended January 31. 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,594,998)	$(3,704,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	207	206
Stock-based compensation	106	224
Impairment of investment in related companies	0	869
Gain on settlement of debt	0	(1,354,610)
Change in operating assets and liabilities:
Prepaid expense and deposits	34,940	2,727
Accounts payable and accrued expenses	469,808	231,627
Accounts payable and accrued expenses – related parties	(676)	15,045
Accrued compensation expenses – related parties	4,705,654	4,663,959
Due to related parties	0	8,710
Cash flows used in operating activities	$(384,959)	$(135,566)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	367,975	149,820
Repayment of related party loans	(11,410)	(13,430)
Cash flows provided by financing activities	$356,565	$136,390
NET (DECREASE) INCREASE IN CASH	(28,394)	824
CASH, BEGINNING OF YEAR	28,396	315
CASH, END OF PERIOD	$2	$1,139

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

NON CASH TRANSACTION:
Settlement of Related Party Debt for Equity	$339,579	$0

See accompanying notes to condensed consolidated financial statements (unaudited).

AMERI METRO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2021 and 2020

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

The following transactions changed the corporate operating structure of the Company since February 2020:

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

On February 8, 2021, the Ameri Metro Inc Board of Directors voted to proceed with the creation of a wholly-owned subsidiary "Africa High Speed Rail and Infrastructure Development Co." for projects located on the African continent. The wholly-owned subsidiary will also apply for listing on the Nigerian Stock Exchange (NSE) in the near future.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s consolidated financial statements filed with the Securities and Exchange Commission (“SEC”) on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the unaudited interim condensed consolidated financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited interim condensed consolidated statements do not include all of the information and notes required by U.S. GAAP for complete financial statements.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2020 as reported in Form 10-K, have been omitted.

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

Participating Profits Interest

As at January 31, 2021, the Company has a 25% participating profits interest in nineteen related entities and a 10% participating profit in one other entity. The remaining participating profits interest (and 100% voting control) is owned by the Company’s majority shareholder. These entities have had no operations, assets, or liabilities, and as of January 31, 2021, the Company’s participating profits interest in these companies was $0.

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

Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Due to loss for the period ended January 31, 2021 and 2020, the outstanding options are anti-dilutive. As a result, the computations of net loss per common shares is the same for both basic and fully diluted common stock. Potentially dilutive securities, which includes 10,890,000 stock options as at January 31, 2021 and 2020, have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been antidilutive.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. We have evaluated the impact of the new FASB standard and determine that it will not have a material impact on our consolidated financial statements.

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception, management’s business strategy involves commencing development of various economic development projects and closing of acquisitions that are expected to be profitable subject to the availability of financing to make these projects and acquisitions commercially successful. As at January 31, 2021, the Company has a working capital deficit of approximately $58.6 million and has accumulated losses of $64,906,345 since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

As of January 31, 2021, $55,931,712 (July 31, 2020 - $51,226,763) is accrued in relation to various employment agreements, directorship agreements and audit committee agreements.

NOTE 4 – LOANS PAYABLE – RELATED PARTY

As of January 31, 2021, $272,125 (July 31, 2020 - $253,897) is due to the majority shareholder as he paid expenses on behalf of the Company.  The amount is unsecured, bears interest at 1% per annum and is due on demand.

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

On December 28, 2020, the majority shareholder converted approximately $339,000 in debt owed to one of his related companies for a fixed conversion price of $60 which provided him with 5,640 Class C shares.

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

During the three months ended January 31, 2021 and 2020, the Company recorded stock-based compensation of $46 and $65 on the consolidated statement of operations for all stock based compensation.

During the six months ended January 31, 2021 and 2020, the Company recorded stock-based compensation of $106 and $65 on the consolidated statement of operations for all stock based compensation.

On June 12, 2019, the Company amended Equity Incentive Plans, Subscription Agreements and Equity Agreements so that options issued after June 12, 2019 would have a strike price equal to the market price at that grant date.

A summary of the Company’s stock option activity is as follow:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding, July 31, 2020	10,890,000	435.75	6.55	–
Granted	–	–	-	-
Exercised	–	–	-	-
Outstanding, January 31, 2021	10,890,000	435.75	6.25	–
Exercisable, January 31, 2021	6,400,000	52.44	5.37	–

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended January 31, 2021	Six Months Ended January 31, 2020

Expected dividend yield	0%	0%
Expected volatility	150%	150%
Expected life (in years)	3.82	10
Risk-free interest rate	0.22%	1.82%

At January 31, 2021, there was $450 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan. There was nil intrinsic value associated with the outstanding stock options at January 31, 2021.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Related and Non-related Party Agreements

The Company has entered into agreements with related and non-related parties for identified projects. As of January 31, 2021 and through April 27, 2020, the Company has no commitments or obligations under these agreements due to lack of financing and the need for a feasibility study before each project is begun. The Company will be committed to perform agreed upon services once feasibility study is complete and financing is available.

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

As of January 31, 2021 and July 31, 2020, total accrued compensation expenses to related parties related to the above employment agreements were $54,680,581 and $49,974,956, respectively. As of January 31, 2021 and July 31, 2020, the Company has accrued payroll taxes of $1,525,329 and $1,401,084, respectively, related to the accrued compensation expenses.

Operating Lease

On April 30, 2014, the Company terminated its existing office space lease, and entered into a new month-to-month rent agreement for office space. The new agreement which commenced on November 1, 2015, calls for monthly rent payments of $1,440. The terminated lease agreement has not been resolved as to payment of existing amounts due or as to any early termination fees. According to the lease agreement, the Company’s unpaid rental balance shall bear interest until paid at a rate equal to the prime rate of interest charged by the M&T Bank, plus 2 percent. Late payment charge is $25 per day beginning with the first day following the due date. As of January 31, 2021, and July 31, 2020, the Company recorded accrued interest and late fee of $170,060 and $163,389, respectively.

Legal Proceedings

On September 14, 2017, the Company received a letter from Zimmerman & Associates, on behalf of J. Harold Hatchett, III and Ronald Silberstein, claiming breach of contract, wrongful termination, and wrongful violations of the Business Corporations Act, and knowingly inaccurate SEC Reporting against the Company and the board of directors. The Company plans to work amicably to come to a settlement. As of January 31, 2021 and July 31, 2020, the Company has accrued $1,263,870 and $1,295,120 in salaries for each of J. Harold Hatchett III and Ronald Silberstein, respectively for each period.

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

NOTE 8 – INCOME TAXES

At January 31, 2021 and July 31, 2020, the Company’s deferred tax assets consisted of principally net operating loss carry forwards. The material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of accrued expenses and the change in the valuation allowance during the applicable period. The Company has recorded a 100% valuation allowance as management is uncertain that the Company will realize the deferred tax assets.

The Company has filed its federal and state tax returns for the year ended July 31, 2020 and has filed its federal and state tax returns for the year ended July 31, 2019. The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of January 31, 2021, the Company had approximately $10.9 million of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2021 unless utilized.

The tax years 2013 to 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 9 – SUBSEQUENT EVENTS

We have evaluated subsequent events through March 17, 2021, the date on which the accompanying condensed consolidated financial statements were available to be issued. Based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying condensed consolidated financial statements or disclosures in the notes thereto, except as follows:

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

On February 8, 2021, the Ameri Metro Inc Board of Directors voted to proceed with the creation of a wholly-owned subsidiary "Africa High Speed Rail and Infrastructure Development Co." for projects located on the African continent. The wholly-owned subsidiary will also apply for listing on the Nigerian Stock Exchange (NSE) in the near future.

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

Participating Profits Interest

As at January 31, 2021, the Company has a 25% participating profits interest in nineteen related entities and a 10% participating profit in one other entity. The remaining 75% participating profits interest (and 100% voting control) is owned by the Company’s majority shareholder. These entities have had no operations, assets, or liabilities, and as of January 31, 2021, the Company’s participating profits interest in these companies was $0.

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

As of January 31,	
	2021 - Carry Value	2021 - Level Three Fair Value
Ameri Cement, Inc.	$ -	$ 4,347,389,409
Ann Charles International Airport, Inc.	-	-
Atlantic Energy & Utility Productts, Inc.	-	9,963,061,002
Capre Horn Abstracting, Co.	-	4,347,389,369
Dutch East India Logistics Co.	-	17,970,149,093
Eastern Development & Design Inc.	-	9,645,438,619
HSR Freight Line Inc.	-	11,383,540,641
HSR Logistics Inc.	-	9,288,207,375
HSR Passenger Services, Inc.	-	8,411,765,384
HSR Technologies, Inc.	-	14,312,944,887
KSJM International Airport, Inc.	-	24,002,239,989
Lord Chauffeurs Ltd.	-	7,155,225,213
Malibu Homes, Inc.	-	24,002,239,993
Natural Resources, Inc.	-	-
Penn Insurance Services LLC	-	10,867,642,830
Platinum Media, Inc.	-	7,153,603,355
Port de Claudius, Inc.	-	14,644,293,835
Port of Ostia Inc.	-	9,951,941,981
Slater & West, Inc.	-	3,033,322,251
Susquehanna Mortgage Bankers Corp.	-	9,962,105,803
Total equity method investments.	$ -	$ 200,442,501,030

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

Comparison of the Six Months Ended January 31, 2021 and 2020.

The Company has no source of continuing revenues and received no revenues for the six months ending January 31, 2021 and 2020.   For the six months ended January 31, 2021 and 2020, the Company had total operating expenses of $5,591,264 and $5,024,860, respectively and net losses of $5,594,998 and $3,704,323, respectively. The increase in operating expenses resulted primarily from increases of approximately $443,000 of state taxes, approximately $108,000 of professional fees and approximately $15,000 of miscellaneous expenses.

Comparison of the Three Months Ended January 31, 2021 and 2020.

The Company has no source of continuing revenues and received no revenues for the three months ending January 31, 2021 and 2020.   For the three months ended January 31, 2021 and 2020, the Company had total operating expenses of $2,857,140 and $2,538,996, respectively and net losses of $2,860,074 and $1,199,448, respectively. The increase in operating expenses resulted primarily from increases of approximately $276,000 of state taxes, approximately $16,000 of payroll taxes and approximately $27,000 of professional fees.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities and total liabilities as of January 31, 2021 and July 31, 2020 were as follows:

	January 31, 2021	July 31, 2020
Cash	$2	$ 28,396
Total current assets	2	63,336
Total assets	106	63,647
Total current liabilities	$58,573,442	$ 53.381,671

Cash Requirements

We had $2 in cash as of January 31, 2021.  Our cash used in operations for the six months ended January 31, 2021 was $384,959 and through January 31, 2020 was $135,566. We had a net loss of $5,594,998 for the six months ended January 31, 2021 compared to January 31, 2020 of $3,704,323. We had an accumulated deficit of $64,906,345 as of January 31, 2021 compared to $54,399,028 at January 31, 2020. Our cash on hand is not sufficient to cover our monthly expenses and we continue to seek financing in the form of debt or stock sales to finance our operations. There can be no assurance the Company will be successful in these efforts.

Sources and Uses of Cash

Operations

For the six months ended January 31, 2021, our net cash used in operating activities was $384,959, which consisted primarily of our net loss of $5,594,998, offset on the deferral of officer and director salary and increase in professional expenses.

Financing

For the six months ended January 31, 2021, our net cash provided by financing activities was $356,565, which consisted primarily of proceeds from related party loans.

Off-Balance Sheet Arrangements

As of January 31, 2021, we had no off-balance sheet arrangements.

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

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factor set forth below and the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2020, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Other than the additional risk factor set forth below, as of January 31, 2021, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended July 31, 2020.

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

23.1 Consents of experts and counsel (included in Exhibit 5.1)

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

Date: March 16, 2021By:/s/ Robert Choiniere

Robert Choiniere

Chief Financial Officer