Form 10-Q/A
period 2021-01-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2021-03-18
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Ameri Metro, Inc. (referred to as “we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021 (the “Original Form 10-K”). This Amendment No. 1 amends the Original Form 10-Q to include the Interactive Data Files that were not uploaded in the SEC filer template.

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

Date: March 18, 2021By:/s/ Robert Choiniere

Robert Choiniere

Chief Financial Officer