Form 10-Q
period 2021-04-30
Ameri Metro, Inc. (formerly Yellowwood)
filed 2021-06-16
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [   ] Yes  [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of preferred stock and common stock as of the latest practicable date.

Class	Outstanding at June 14, 2021

Preferred Stock, par value $0.00001	1,800,000 shares
Class A Common Stock, par value $0.000001	1,684,000 shares
Class B Common Stock, par value $0.000001	4,289,637,844 shares
Class C Common Stock, par value $0.000001	191,051,320 shares
Class D Common Stock, par value $0.000001	114,000,000 shares

AMERI METRO, INC.

TABLE OF CONTENTS

April 30, 2021

AMERI METRO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

See accompanying notes to condensed consolidated financial statements (unaudited).

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended April 30, 2021	Three months ended April 30, 2020	Nine months ended April 30, 2021	Nine months ended April 30, 2020
Operating Expenses				
General & Administrative	328,658	2,642,773	5,923,709	7,667,633
Total Operating Expenses	328,658	2,642,773	5,923,709	7,667,633
Loss From Operations	(328,658)	(2,642,773)	(5,923,709)	(7,667,633)
Other Expense				
Interest expenses	(320)	(8,574)	(1,604)	(42,647)
Other income / loss	-		(2,450)	-
Gain on settlement of debt		-		1,354,610
Total Other (Expense) Gain	(320)	(8,574)	(4,054)	1,311,963
Net Loss	(328,978)	(2,651,347)	(5,927,763)	(6,355,670)
Net Loss Per Share - Basic & Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Common Shares Outstanding - Basic & Diluted	3,935,807,000	2,194,529,151	3,855,322,000	1,502,792,760

See accompanying notes to condensed consolidated financial statements (unaudited).

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED APRIL 30, 2021 AND 2020

(Unaudited)

	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Additional Paid in	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, August 1, 2019	1,800,000	$ 2	1,600,000	$ 2	1,062,522,134	$ 1,063	48,000,000	$ 48	48,000,000	$ 48	$ 1,589,157,814	$ (1,583,597,000)	$ (50,225,784)	$ (44,663,807)

Stock-based compensation	–	–	–	–	480,000,000	480	–	–	–	–	119,818	–	–	119,818
Shares issued for option exercise	-	-	-	-	303,600,000	303	-	-	-	-	228,673,999,697	(228,673,999,697)	-	-
Shares issued for amended opportunity license agreement	-	-	-	-	3,475,248	3	-	-	-	-	866	-	-	869
Stock options issued for debt settlement	-	-	-	-	-	-	14,769,480	15	-	-	3,677	-	(3,692)	-
Shares issued for investment in related entity	-	-	-	-	-	-	3,230,520	3	-	-	805	-	-	808
Shares re-issued for deposit	-	-	-	-	11,292,240	11	-	-	-	-	(11)	-	-	-
Stock Dividend	-	-	-	-	1,065,879,277	1,068	-	-	-	-	477,463		(465,229)	13,300
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(6,355,670)	(6,355,670)

Balance, April 30, 2020	1,800,000	$ 2	1,600,000	$ 2	2,926,768,899	$ 2,926	66,000,000	$ 66	48,000,000	$ 48	$230,263,760,129	$ (230,257,597,000)	$ (57,050,375)	$ (50,884,202)
	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Additional Paid in	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, August 1, 2020	1,800,000	$ 2	1,684,000	$ 2	2,939,018,899	$ 2,939	145,045,680	$ 145	96,000,000	$ 96	$237,463,587,140	$ (237,457,597,000)	$ (59,311,348)	$ (53,318,024)
Opening Equity AJE											905			905
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	106	–	–	106
Issuance of Class B shares at par	-	-	-	-	1,348,218,945	1,348	-	-	-	-	(1,348)	-	-	-
Issuance of Class C shares at par	-	-	-		-	-	23,000,000	23	-	-	(23)	-	-	-
Issuance of Class C shares at par	-	-	-	-	-	-	23,000,000	23	-	-	(23)	-	--	-
Issuance of Class D shares at par	-	-	-	-	-	-	-	-	18,000,000	18	(18)	-	-	-
Shares issued to officers for cash	-	-		-	2,400,000	2	-	-	-	-	9,839,999,998	(9,840,000,000)	-	-
Conversion of shares for debt	-	-	-	-	-	-	5,640	-	-	-	339,515	-	-	339,515
Stock Options Issued	-	-	-	-	-	-	-	-	-	-	31,658	-	-	31,658
Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(5,927,763)	(5,927,763)

Balance, April 30, 2021	1,800,000	$ 2	1,684,000	$ 2	4,289,637,844	$ 4,289	191,051,320	$ 191	114,000,000	$ 114	$247,303,597,908	$ (247,297,597,000)	$ (65,239,111)	$ (58,873,604)

See accompanying notes to condensed consolidated financial statements (unaudited).

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

See accompanying notes to condensed consolidated financial statements (unaudited).

AMERI METRO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 and 2020

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ameri Metro, Inc. (“Ameri Metro”, “our” and the “Company”) was formed to engage primarily in high-speed rail for passenger and freight transportation and related transportation projects.  The Company initially intends to develop a Midwest high-speed rail system for passengers and freight.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute our business plan.

The following transactions changed the corporate operating structure of the Company during the nine months ended April 30, 2021:

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

On February 10, 2021, the Board of Directors approved the transfer of Global Infrastructure and Development Company in the UK as a wholly owned subsidiary of the Company.

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

Principles of Consolidation

The consolidated financial statements present the financial position, results of operations and cash flows for Ameri Metro and its wholly-owned subsidiaries, Global Transportation & Infrastructure, Inc. (“GTI”); Africa High Speed Rail and Infrastructure Development Co. and Global Infrastructure and Development Company. Intercompany transactions and balances have been eliminated in consolidation.

The financial position, results of operations and cash flows as of, and for the period reported include the results of operations for Ameri Metro and its subsidiaries.

Participating Profits Interest

As at April 30, 2021, the Company has a 25% participating profits interest in nineteen related entities and a 10% participating profit in one other entity. The remaining participating profits interest (and 100% voting control) is owned by the Company’s majority shareholder. These entities have had no operations, assets, or liabilities, and as of April 30, 2021, the Company’s participating profits interest in these companies was $0.

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

Revenue Recognition

We will recognize revenue from contracts with customers in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). We recognize our contracts in our financial statements upon determining that it creates enforceable rights and obligations and the funding to complete our projects are probable.

The Company will recognize revenue based on the following agreements for each project:

Master Consulting Agreement Exhibit 10.24: The Company shall be compensated for arranging financing and developing the sponsorship mechanism for the Project by a specific fee equal to one and one half percent (1.5%) of the face amount of the each master trust indenture. All fees are deemed earned upon delivery of each master trust indenture documents and or recordation of same in any public record. However, the Company has conservatively determined under ASC 606 that the revenues will not be recognized until the cash from the bond indentures is received and is ready to be transferred to the sponsor projects.

Master Agreement for Construction Exhibit 10.15: The Company will earn cost plus forty percent (40%), plus two percent (2%) over the adjustment for the increase in inflation. Construction contract is based upon 97% of the face amount of each Master Trust Indenture over course of construction period. The Company will also receive three percent (3%) of the face amount of the contract upon the bond funding for the initial phase of the project; and a subsequent payment of an additional two percent (2%) of the face amount of the contract upon mobilization of the project. These percentages shall apply to the first phase and to all subsequent phases of the project.

The cost plus forty percent, plus the 2% inflation adjustment will be recognized over the expected term of the contract on a percentage of completion basis.

The 3% will be recognized at the time of the bond funding as the Company has no other performance obligations.

The 2% mobilization fee will be recognized at that time the project is mobilized.

The Company will also generate revenues through Susquehanna Mortgage Bankers and Penn Insurance Services. The Company currently has no activity related to these two entities. The revenues will be recorded based on the Master Consulting Agreement of 1.5%, Credit Enhancement Fees of 3.0%, Financial Guarantee Fees of 3%, Lender Fee of 1.5%, Origination / Underwriting Fee of 1.5% and Service Fees of 0.5%. All of the fees will be recognized once all services have been completed.

The Company has submitted $44.5 Billion shovel ready projects to a large financial institution for funding. They expect that these projects will be financed over the next twelve months, which will allow management to commence the projects and recognize revenue.

Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Due to loss for the period ended April 30, 2021 and 2020, the outstanding options are anti-dilutive. As a result, the computations of net loss per common shares is the same for both basic and fully diluted common stock. Potentially dilutive securities, which includes 23,630,000 stock options as at April 30, 2021, have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been antidilutive.

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

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception, management’s business strategy involves commencing of various economic development projects and closing of acquisitions that are expected to be profitable subject to the availability of financing to make these projects and acquisitions commercially successful. As at April 30, 2020, the Company has a working capital deficit of approximately $58.874 million and has accumulated losses of $65,239,111 since inception. The ability of the Company to continue as a going concern is dependent on our ability to generate cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

NOTE 3 – ACCRUED COMPENSATION AND ACCRUED EXPENSES – RELATED PARTIES

As of April 30, 2021, $56,033,200 (July 31, 2020 - $51,226,763) is accrued in relation to various employment agreements, directorship agreements and audit committee agreements.

NOTE 4 – LOANS PAYABLE – RELATED PARTY

As of April 30, 2021, $335,562 (July 31, 2020 - $253,897) is due to the majority shareholder as he paid expenses on behalf of the Company.  The amount is unsecured, bears interest at 1% per annum and is due on demand.

Details of transactions between the Company and related parties are disclosed below:

	April 30,	April 30,
	2021	2020
	$	$
The following balances were carried out with related parties:
Officer payroll	3,381,765	5,103,385
Director fees	975,000	1,462,747
Audit committee fees	180,000	270,000

NOTE 5 – CAPITAL STOCK

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

On October 1, 2018, the Company issued 18,000,000 each of Class C and Class D shares of common stock in the name of Ameri Metro, Inc. The shares are being administered by HSRF Statutory Trust and reserved on behalf of the shareholders for future dividend disbursement.

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

During the three months ended April 30, 2021 and 2020, the Company recorded stock-based compensation of $31,658 and $65 on the consolidated statement of operations for all stock based compensation.

During the nine months ended April 30, 2021 and 2020, the Company recorded stock-based compensation of $31,765 and $65 on the consolidated statement of operations for all stock based compensation.

On June 12, 2019, the Company amended Equity Incentive Plans, Subscription Agreements and Equity Agreements so that options issued after June 12, 2019 would have a strike price equal to the market price at that grant date.

A summary of the Company’s stock option activity is as follow:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding, July 31, 2020	10,890,000	435.75	19.65	–

Granted	12,740,000	435.75	30	–
Exercised	–	–	–	–

Outstanding, April 30, 2021	23,630,000	435.75	25.23	–
Exercisable, April 30, 2021	21,630,000	435.75	25.23	–

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended April 30, 2021	Nine Months Ended April 30, 2020
Expected dividend yield	0%	0%
Expected volatility	150%	150%
Expected life (in years)	30	30
Risk-free interest rate	1.84%	1.82%

The options issued to officers and directors have an indefinite life. The Company has adjusted the expected life of the options to 30 years in the current quarter.

All Officer and Director Stock Options and Share Based Compensation are fully vested.

At April 30, 2021, there was $- of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan. There was nil intrinsic value associated with the outstanding stock options at April 30, 2021.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Related and Non-related Party Agreements

The Company has entered into agreements with related and non-related parties for identified projects. As of April 30, 2021 and through May 14, 2021, the Company has no commitments or obligations under these agreements due to lack of financing which is in process. The Company will be committed to perform agreed upon services once the financings are completed. The Company has completed most of the feasibility studies for each project.

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

As of April 30, 2021 and July 31, 2020, total accrued compensation expenses to related parties related to the above employment agreements were $54,780,893 and $49,974,956, respectively. As of April 30, 2021 and July 31, 2020, the Company has accrued payroll taxes of $1,533,141 and $1,401,084, respectively, related to the accrued compensation expenses. The board of directors have stopped accruing compensation for officers and directors as of February 1, 2021.

Operating Lease

On April 30, 2014, the Company terminated its existing office space lease, and entered into a new month-to-month rent agreement for office space. The new agreement which commenced on November 1, 2015, calls for monthly rent payments of $1,440. The terminated lease agreement has not been resolved as to payment of existing amounts due or as to any early termination fees. According to the lease agreement, the Company’s unpaid rental balance shall bear interest until paid at a rate equal to the prime rate of interest charged by the M&T Bank, plus 2 percent. Late payment charge is $25 per day beginning with the first day following the due date. As of April 30, 2021, and July 31, 2020, the Company recorded accrued interest and late fee of $170,060 and $163,389, respectively.

Legal Proceedings

On September 14, 2017, the Company received a letter from Zimmerman & Associates, on behalf of J. Harold Hatchett, III and Ronald Silberstein, claiming breach of contract, wrongful termination, and wrongful violations of the Business Corporations Act, and knowingly inaccurate SEC Reporting against the Company and the board of directors. The Company plans to work amicably to come to a settlement. As of April 30, 2021 and July 31, 2020, the Company has accrued $1,263,870 and $1,295,120 in salaries for each of J. Harold Hatchett III and Ronald Silberstein, respectively for each period.

The Company received a lawsuit on June 13, 2017 by Estate of Robert A. Berry Esq. (decedent, Oct 22, 2015), plaintiff (the “Plaintiff Estate”). The Plaintiff Estate asserted a claim for $50,000 and 11,000 common class “B” shares of the Company relating to shares and accrued stipend beginning 2015. The Company, in 2015, had previously booked the liability of $50,000 without interest accruing and issued the 11,000 shares of common class “B” stock of the Company to decedent Robert A. Berry Esq.  The Company anticipates paying the $50,000 when our capital raise is completed.

NOTE 8 – INCOME TAXES

At April 30, 2021 and July 31, 2020, the Company’s deferred tax assets consisted of principally net operating loss carry forwards. The material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of accrued expenses and the change in the valuation allowance during the applicable period. The Company has recorded a 100% valuation allowance as management is uncertain that the Company will realize the deferred tax assets.

The Company has filed its federal and state tax returns for the year ended July 31, 2020 and has filed its federal and state tax returns for the year ended July 31, 2019. The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of April 30, 2021, the Company had approximately $10.9 million of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2021 unless utilized.

The tax years 2013 to 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 9 – SUBSEQUENT EVENTS

We have evaluated subsequent events through June 14, 2021, the date on which the accompanying condensed consolidated financial statements were available to be issued. Based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying condensed consolidated financial statements or disclosures in the notes thereto, except as follows:

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

BUSINESS

The Business

Ameri Metro, Inc. (“Ameri Metro” and the “Company”) is multifaceted emerging growth critical infrastructure and economic development company. The Company under the master construction agreement with related and non-related parties has over $510 Billion (USA) in construction contracts and or agreement/MOUs to construct projects, for various governments and states throughout the United States of America and Africa. Under an agreement with Bayelsa Oil Company (a State-owned company), the Company’s related entity holds rights to extract 70 million barrels of oil.

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

The Company, and its wholly owned subsidiaries, plan to use Private Public Partnerships (“PPP”) for funding of infrastructure projects and transportation projects. The Company is a conduit to provide general contracting services for infrastructure projects and transportation projects. As a conduit we identify infrastructure projects for both private and public end users. The Company will bring together private and public entities, the end users, including the affiliate entities to organize the revenue bond offering, which will be the private debt vehicle to build the infrastructure project for the end user. The Company’s ultimate role is providing general contracting services and construction management services for the private and public entities. The Company was incorporated in the State of Delaware and merged with Ameri Metro 2010 on June 12, 2012.

In the United States, the Company via its related entities, initially intends to develop a Midwest high-speed rail system for passengers and freight.   These initial planned activities are “ATFI Roadway” and “Port Trajan”, a northeast freight corridor.

In Africa, the Company has a binding memorandum of understanding to develop a high-speed rail system for passengers and freight, and an agreement to extract 70 million barrels of oil.

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

These are the four Non-Profit entities with the ability to officiate Master Bond Indentures when sponsored by a state end user:

1.Alabama Toll Facilities, Inc. (ATFI)  (A Non-Related Party)

2.Hi Speed Rail Facilities, Inc. (HSRF) (A Related Party)

3.Hi Speed Rail Facilities Provider, Inc. (HSFP) (A Related Party)

4.Global Infrastructure Finance & Development Authority (GIFDA) (A Related Party)

The four non–profit related entities will play a vital role in financing. The non-profits statutes provide a vehicle to issue bonds and help secure infrastructure projects. The non-profit entities have the discretion to turn over the infrastructure projects to the state, or the governing body after it has successfully developed and paid for the potential projects. The Company will then be able to consult the end users, related and non-related entities, and non-profits (who will sponsor bond offerings to fund the projects) and to contract with one or more of the largest construction firms in the United States who will carry out the actual construction management.

Participating Profits Interest

As at April 30, 2021, the Company has a 25% participating profits interest in nineteen related entities and a 10% participating profit in one other entity. The remaining 75% participating profits interest (and 100% voting control) is owned by the Company’s majority shareholder. These entities have had no operations, assets, or liabilities, and as of April 30, 2021, the Company’s participating profits interest in these companies was $0.

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

On February 10, 2021, the Board of Directors approved the transfer of Global Infrastructure and Development Company in the UK as a wholly owned subsidiary of the Company.

The Company determined that it has the ability to exercise significant influence over the operating and financial policies of the related entities and therefore the investments will be accounted for under the equity method of accounting once full operations of the entities commence.

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

The COVID-19 pandemic has had a negative impact on our results of operations and financial performance for the third quarter of 2021, and we expect it will continue to have a negative impact on our revenue, earnings and cash flows in the fourth quarter of 2021. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. See the Risk Factors included in our Annual report on Form 10-K for the year ended July 31, 2020 as filed with the Securities and Exchange Commission as well as the additional Risk Factor included in Part II—Item 1A of this quarterly report regarding the impacts of the COVID-19 outbreak.

Comparison of the Nine Months Ended April 30, 2021 and 2020.

The Company did not earn revenues for the nine months ending April 30, 2021 and 2020.   For the nine months ended April 30, 2021 and 2020, the Company had total operating expenses of $5,923,709 and $7,667,663, respectively and net losses of $5,927,763 and $6,355,670, respectively. The decrease in operating expenses resulted primarily from reductions in officer and director compensation by approximately $2,347,000.

Comparison of the Three Months Ended April 30, 2021 and 2020.

The Company did not earn revenues for the three months ending April 30, 2021 and 2020.   For the three months ended April 30, 2020 and 2020, the Company had total operating expenses of $328,658 and $2,642,773, respectively and net losses of $328,978 and $2,651,347, respectively. The decrease in operating expenses resulted primarily from reductions in officer and director compensation by approximately $2,347,000.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities and total liabilities as of April 30, 2021 and July 31, 2020 were as follows:

	April 30, 2021	July 31, 2020
Cash	$ 8,112	$ 28,396
Total current assets	8,122	63,336
Total assets	8,140	63,647
Total current liabilities	$ 58,881,744	$ 53,381,671

Cash Requirements

We had $8,112 in cash as of April 30, 2021.  Our cash used in operations for the nine months ended April 30, 2021 was $442,368 and through April 30, 2020 was $282,616. We had a net loss of $5,927,763 for the nine months ended April 30, 2021 compared to April 30, 2020 of $6,355,670. We had an accumulated deficit of $65,239,111 as of April 30, 2021 compared to $57,050,375 at April 30, 2020. Our cash on hand is not sufficient to cover our monthly expenses and we continue to seek financing in the form of debt or stock sales to finance our operations. There can be no assurance the Company will be successful in these efforts.

Sources and Uses of Cash

Operations

For the nine months ended April 30, 2021, our net cash used in operating activities was $442,368 which consisted primarily of our net loss of $5,927,763, offset on the deferral of officer and director salary, increase in professional fees, state taxes and offset by reversal of share based compensation.

Financing

For the nine months ended April 30, 2021, our net cash provided by financing activities was $422,084, which consisted primarily of proceeds from related party loans.

Off-Balance Sheet Arrangements

As of April 30, 2021, we had no off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 14, 2017, the Company received a letter from Zimmerman & Associates, on behalf of J. Harold Hatchett, III and Ronald Silberstein, claiming breach of contract, wrongful termination, and wrongful violations of the Business Corporations Act, and knowingly inaccurate SEC Reporting against the Company and the board of directors. The Company plans to work amicably to come to a settlement. As of April 30, 2021 and 2020, the Company has accrued $1,263,870 and $1,295,120 in salaries for J. Harold Hatchett III and Ronald Silberstein, respectively.

The Company received lawsuit on June 13, 2017 by Estate of Robert A. Berry Esq. (decedent, Oct 22, 2015), plaintiff (the “Plaintiff Estate”). The Plaintiff Estate asserted a claim for $50,000 and 11,000 common class “B” shares of the Company relating to shares and accrued stipend beginning 2015. The Company, in 2015, had previously booked the liability of $50,000 without interest accruing and issued the 11,000 shares of common class “B” stock of the Company to decedent Robert A. Berry Esq. the Company anticipates paying the $50,000 when we complete our capital raise.

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factor set forth below and the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2020, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Other than the additional risk factor set forth below, as of April 30, 2021, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended July 31, 2020.

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

Date: June 16, 2021By:/s/ Robert Choiniere

Robert Choiniere

Chief Financial Officer