Form 10-K
period 2021-07-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2021-10-27
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54546

AMERI METRO, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-1877342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Eastern Blvd. Suite 101

York, Pennsylvania 17402

(Address of principal executive offices)  (zip code)

Registrant's telephone number, including area code:  717-434-0668

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.000001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

$0

Indicate the number of shares outstanding of each of the registrant's classes of preferred stock and common stock as of the latest practicable date.

Class	Outstanding at October 27, 2021
Preferred Stock, par value $0.000001	1,800,000 shares
Class A Common Stock, par value $0.000001	1,684,000 shares
Class B Common Stock, par value $0.000001	4,289,637,844 shares
Class C Common Stock, par value $0.000001	191,051,320 shares
Class D Common Stock, par value $0.000001	114,000,000 shares

AMERI METRO, INC.

TABLE OF CONTENTS

INDEX

		Page
PART I		4
ITEM 1.	BUSINESS	4
ITEM 1.A	RISK FACTORS	38
ITEM 1.B	UNRESOLVED STAFF COMMENTS	38
ITEM 2.	PROPERTIES	38
ITEM 3.	LEGAL PROCEEDINGS	38
ITEM 4.	MINE SAFETY DISCLOSURES	38
PART II		39
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER	39
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA	39
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND	39
RESULTS OF OPERATIONS
ITEM 7.A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44
ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	45
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND	69
FINANCIAL DISCLOSURE.
ITEM 9A.	CONTROLS AND PROCEDURES	69
PART III		70
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE	70
ITEM 11.	EXECUTIVE COMPENSATION	73
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND	77
RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR	79
INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	82
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	83

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

The information contained in this Form 10-K is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in our Quarterly Report, and this Annual Report on Form 10-K for the year ended July 31, 2021 and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

ITEM 1.  BUSINESS

Ameri Metro, Inc. (“Ameri Metro” and the “Company”) is multifaceted emerging growth critical infrastructure and economic development company. Company under the master construction agreement with twenty (20) related and non-related parties has over $510 Billion (USA) in construction contracts and or agreement/MOUs to construct projects, for various governments and states throughout the United States of America.  Unaudited results of entity operations estimate Comprehensive Income of $6.938T as further described on page 81 of this 10-K.  Management has not recorded these results in the consolidated financial statements.

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

With the funding raised from financings, the Company will then be able to consult the end users, related and non-related entities, and non-profits (who will sponsor bond offerings to fund the projects) and to contract with one or more of the largest construction firms in the United States who will carry out the actual construction management on the large projects we plan on building. The Company does not have the work force, nor expertise to perform the actual physical work from start to finish. However, the Company anticipates engaging the largest construction management and construction firms in the industry, such as AECOM, to meet the project’s needs. AECOM, as noted in its filings with the SEC, has over thirty years of experience undertaking similar projects and produced $13.2 billion in revenue in 2020. They have 47,000 employees, and provide planning, consulting, architectural, and engineering design services to commercial and governmental clients across 7 continents. AECOM also offers construction services, including building construction and energy, infrastructure and industrial construction. In addition, they can provide program and facility management which entails maintenance, training, logistics, consulting, technical assistance, systems integration, and information technology services.

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

On December 1, 2010, the Company formed its wholly-owned subsidiary, Global Transportation & Infrastructure, Inc. (“GTI”).  GTI was formed to provide development and construction consulting services for Alabama Toll Facilities, Inc. "ATFI” is a non-related, non-profit company supported by the State of Alabama, to act as the exclusive entity, as set forth in House Joint Resolutions, H.J.R 459 and H.J.R. 456, to finance the development of the 357 mile Alabama Toll Road (starting on the coastline of Alabama and running northward to the border of Tennessee).

Pursuant to the executed agreement with ATFI, “Assignment Agreement For Construction,” GTI will act as the consultant for such a toll road, including implementation of the financing mechanism for the design, planning, engineering and related costs for its construction, and to engage in the construction of freight transportation and related transportation projects by contracting with some of the largest construction firms in the industry. ATFI is a non-related entity, and along with other related entity projects that are supported by the ATFI 357 mile toll road in Alabama, the Company intends to act as the conduit to bring the ATFI toll roadway to completion. The ATFI toll roadway and other related potential projects stemming from the ATFI toll roadway project, are at different stages of a six-stage process supported by agreements and contracts.

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

Trade and Transportation Corridors following the Expansion of the Panama Canal

Seattle
WA
MT
ND
MN
OR
ID
SD
WY
NE
IA
WI
MI
ME
VT
NY
Boston
CT RI
PA
NJ
New York
OH
IL
IN
MD
Baltimore
WV
VA
Norfolk Harbor
KY
NV
UT
CO
KS
MO
Oakland
CA
OK
AR
TN
NC
SC
Long Beach
AZ
NM
MS
AL
GA
Savannah
Yuma
Portus De Jewel
TX
Houston
LA
New Orleans
Freeport
Corpus Christi
FL
Miami
Mexico
Water Depth
50 ft
47 ft
45 ft
Ameri Metro Development Ports
Baltimore
Mobile
Freeport
Yuma
Existing Deepwater Ports
New York
Norfolk
Savannah
LA/LB
Seattle

The Company’s first current potential project “Port Trajan” is directly connected to our current Alabama port potential project “Port De Claudius, Inc.” through the new Alabama Toll Road (“ATFI”) connecting to Route 81 in Knoxville Tennessee, which today is a major shipping corridor from Tennessee to Maine with South Central Pennsylvania (the location of Port Trajan) becoming one of the current distribution locations for the northeast. We believe that the ports of Mobile and Baltimore, each with 50 feet of water depths, stand to be the ports used in making cargo movement to the northeast corridor more efficient as the size of cargo ships continues to increase. These ports, based on studies performed by TEMS, have the ability to be deepened and the cost to do so will be offset by the economic impact they create according to studies performed to date by TEMS.

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

Supporting Ancillary Development

•	Development or expansion of a feeder bus system linking outlying areas to railroad stations
•	Operation of a "hub-and-spoke" passenger rail system providing service to and through one or more major hubs to locations throughout the United States
•	Provision of multi-modal connections to improve system access, hotels, retail, parking garages, sorting facilities / distribution facilities

Supporting Transportation Systems

•	Ancillary development opportunities, airports, inland ports, seaports, toll roads and technology parks

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

Once TEMS completes feasibility and environmental studies, it will be the Company’s goal through the financial markets to raise capital from bond offerings.

In order to support the functionality of financial structure between the end user, whether public or private, and the non-profit, whether related or non-related, Shah Mathias created the twenty related entities listed below of which the Company owns 25% of eighteen (plus 10% of one and 2% of one) via non-voting common shares, with the remaining 75% of eighteen (plus 90% of one and 98% of one) and

100% voting control owned by Mr. Mathias. The Company acting in its Master Consulting role will be the conduit between one or more of the related entities who will secure by contract the project from the end user and approach the non-profits for bond offering of the project. The construction management services will be performed by one or more of the largest construction management firms in the United States by utilizing existing well-established construction firms in or near the project location to perform the physical work on each project. The Company’s consulting staffing needs are already in place and any additional needs can be met easily. Once a project is started, the consulting management team of the Company would rely heavily on the work force of some of the largest construction management firms in the country. The twenty-first related entity, HSRF Statutory Trust, was created to place the bond offering revenue in trust managed by agreements with ING (now Voya).

1.	HSR Freight Line, Inc.
2.	HSR Passenger Services, Inc.
3.	HSR Technologies, Inc.
4.	HSR Logistics, Inc.
5.	KSJM International Airport, Inc.
6.	Port of Ostia, Inc.
7.	Port of De Claudius, Inc.
8.	Atlantic Energy & Utility Products, Inc.
9.	Malibu Homes, Inc.
10.	Ameri Cement, Inc.
11.	Lord Chauffeurs LTD.
12.	Penn Insurance Services LLC
13.	Cape Horn Abstracting
14.	Eastern Development & Design, Inc.
15.	Slater & West, Inc.
16.	Platinum Media Inc.
17.	Susquehanna Mortgage Bankers Corp.
18.	Natural Resources LLC
19.	Dutch East India Logistics Co.
20.	Ann Charles International Airport, Inc.,
21.	HSRF Statutory Trust

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

3) HSR Technologies, Inc. This company will handle all build to suit manufacturing facilities for train sets and centralized signalization services along the railroad tracks and train stations. Within the technology parks HSR Technologies, Inc. will be a sole provider of all fiber optics, telecommunication and all related technologies services including equipment maintenance.

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

7) Port of De Claudius, Inc. This company will handle foreign and domestic inbound/outbound sea container inland port operation and warehouse distribution center. The Company interfaces with the entity in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

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

10) Ameri Cement, Inc. This company handles all cement needs for building (357 miles four lane) Alabama Toll Road "ATFl” and other future projects. The Company interfaces with the entity in three separate stages: Stage 1 interface - as consultant for a fee, Stage 2 interface – as consultant for construction services for a fee and Stage 3 interface – as a 25% non-controlling interest shareholder, sharing in post construction operations revenue.

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

18) Natural Resources, LLC. This company provides oil, gas and mineral extraction services, timber harvesting, agricultural and related food production services associated with the operation of large-scale development projects. The Company owns 25% noncontrolling interest, sharing ownership of the asset and operations revenue.

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

21) HSRF Statutory Trust. This company is a statutory trust administrator of private and public funds and will safeguard the bondholder's interest. No money moves to any parties without trust authorization.

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

ING Investment Management

Each of the non-profits has entered into an investment management agreement with ING Investment Management (“ING”) whereby ING will manage any funds raised in bond offerings and provide investment advisory services.  This non-binding agreement would only take effect upon the raising of revenue bonds.  ING would serve to invest, reinvest and supervise the management of any such funds raised, for any project in the future, while such funds were held in an investment account and until the intended funds are needed for project purposes. The Company and the non-profits have not commenced raising funds through any bond offerings.

Supporting Information

The United States Census Bureau predicts that the American population will reach 389 million by 2050, a trend that will overwhelm our nation’s transportation infrastructure according to the information provided on their website.

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

The Company has been in joint meetings with related entities and private, public municipalities and regional governmental agency end users concerning current potential projects that have had studies completed in differing stages. The Company and related entities met with and made presentations to these parties. The scope of work associated with current potential projects consist of development relating to seaports, airports, rail corridors, toll roads, inland ports, intermodal facilities, sewer, water and power grids, all being anticipated to be revenue producing projects. However for the Company to proceed on any of these current potential projects, a substantial amount of capital must be raised through officiating bond funding through one or more of the related and non-related non-profits. The following is a result of meetings and negotiations over the last 6 years, bringing the Company to the stage of raising capital to operate and fulfill its business objectives. The result of our activities over the years are the current potential projects listed below.

Brief Descriptions of Current Potential Projects

Current Potential Project (according to priority)

Throughout all Current Potential Projects, when we refer to one or more of the largest construction firms in the United States we are identifying construction management firms such as one of the largest firms in the country with 47,000 employees, $13.2 billion in generated revenue for 2020 and 35 years of experience providing all of the services each of our current potential projects would require. For clarity and disclosure the Company has not engaged any firm at this time, but it is our business model to do so upon completed studies prior to bond offering. The Company’s current executive team along with consulting firms such as TEMS and fee based legal teams we have identified, working together with financial market underwriters who have the experience to bring the potential project to a point of starting through bond offering, is reason for the Company to call these “Current Potential Projects” There are a number of large construction management, engineering, architectural firms that we will engage to commence project build out. We will rely heavily on firms to perform, while we stay within our Master Construction and Master Consulting role. The Company is making no guarantee construction firms or construction management firms will contract with the Company, but it is our business model to utilize the well-established firms within the country to fulfill our business plan.

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

The Company’s (current) Six Stage Process:

1.	Managements Final Investment Decision to take on a project
2.	Enter into Letter of Intents, Agreements, Construction Contracts
3.	To have the State(s) sponsor the project by legislative actions (where applicable)
4.	Engineer and design studies, Architectural Design, Feasibility Studies
5.	Raising Capital through Bond Financing or Company stock offerings
6.	Management of the physical construction as a general contractor

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

Mobile Intermodal Corridor, Research Review Team

Team Member	Affiliation
Dr. Mark Burton, PhD	University of Tennessee
Dr. David Clarke, PhD	University of Tennessee
Mr. Rick Tucker	Port of Huntsville, AL
Mr. Jimmy Lyons	Port of Mobile, AL
Dr. Craig Phillip, PhD	Vanderbilt University
Dr. Ted Grossardt, PhD	University of Kentucky
Mr. Kent Sowards	Marshall University
Dr. Mike Hicks, PhD	Ball State University
Mr. Scott Hercik	Appalachian Regional Commission

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

The Company’s (current) Six Stage Process:

1.       Managements Final Investment Decision to take on a project

2.       Enter into Letter of Intents, Agreements, Construction Contracts

3.       To have the State(s) sponsor the project by legislative actions (where applicable)

4.       Engineer and design studies, Architectural Design, Feasibility Studies

5.       Raising Capital through Bond Financing or Company stock offerings

6.       Management of the physical construction as a general contractor

Current Potential Project 3

Appalachian Regional Commission (ARC) - The Company along with TEMS acting as consultant for the Company have had discussions with ARC to help them over the next five years, advance current and emerging opportunities and to continue to close the gap between Appalachian communities and the nation on key socioeconomic indicators. ARC's mission is to innovate, partner, and invest to build community capacity and strengthen economic growth in Appalachia.

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

The Company’s (current) Six Stage Process:

1.	Managements Final Investment Decision to take on a project
2.	Enter into Letter of Intents, Agreements, Construction Contracts
3.	To have the State(s) sponsor the project by legislative actions (where applicable)
4.	Engineer and design studies, Architectural Design, Feasibility Studies
5.	Raising Capital through Bond Financing or Company stock offerings
6.	Management of the physical construction as a general contractor

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

The Company’s (current) Six Stage Process

1.	Managements Final Investment Decision to take on a project
2.	Enter into Letter of Intents, Agreements, Construction Contracts
3.	To have the State(s) sponsor the project by legislative actions (where applicable)
4.	Engineer and design studies, Architectural Design, Feasibility Studies
5.	Raising Capital through Bond Financing or Company stock offerings
6.	Management of the physical construction as a general contractor

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

The Company’s (current) Six Stage Process

1.       Managements Final Investment Decision to take on a project

2.       Enter into Letter of Intents, Agreements, Construction Contracts

3.       To have the State(s) sponsor the project by legislative actions (where applicable)

4.       Engineer and design studies, Architectural Design, Feasibility Studies

5.       Raising Capital through Bond Financing or Company stock offerings

6.	Management of the physical construction as a general contractor

Current Potential Project 6

Port De Claudius, Inc. (Greater Yuma Port) Authority and Trade Corridor – has the developmental rights for a new port (Claudius) in Yuma County Arizona to establish a foreign trade zone within Yuma County Arizona, and developing business zones and the trade corridor through the Mexico-Arizona border in coordination with the Federal Authorities and agencies.

The Portus De-Jewel Mexico (current potential project no. 8), will be a new premier gateway for international commerce. It is located approximately 600 miles south of Yuma Arizona Intermodal Port (current project no. 6), along the Mexican coast line. The Portus De- Jewel Mexico port encompasses 176,000 acres of land and water along 26 miles of waterfront. It will feature 40 passenger and 384 cargo terminals, including automobile, breakbulk, container, dry and liquid bulk, multi-use, and warehouse facilities that handle billions of dollars’ worth of cargo each year.

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

The Company’s (current) Six Stage Process

1.	Managements Final Investment Decision to take on a project
2.	Enter into Letter of Intents, Agreements, Construction Contracts
3.	To have the State(s) sponsor the project by legislative actions (where applicable)
4.	Engineer and design studies, Architectural Design, Feasibility Studies
5.	Raising Capital through Bond Financing or Company stock offerings
6.	Management of the physical construction as a general contractor

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

The Company’s (current) Six Stage Process

1.	Managements Final Investment Decision to take on a project
2.	Enter into Letter of Intents, Agreements, Construction Contracts
3.	To have the State(s) sponsor the project by legislative actions (where applicable)
4.	Engineer and design studies, Architectural Design, Feasibility Studies
5.	Raising Capital through Bond Financing or Company stock offerings
6.	Management of the physical construction as a general contractor

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
SHIPS IN
LADY GLADYS SECURITY TOWER #4
EXISTING INTERSTATE 1 TO BE UPGRADED TO ACCOMODATE INCREASED TRAFFIC VOLUME
NEW STREETS
NEW MIXED-USE INTERNATIONAL AIRPORT MASTER SITE
NEW WATERWAY FOR 10 CARGO SHIPS EACH TO DOCK: 32 WATERWAYS = 320 SHIPS
EACH SHIP HAS THE CAPACITY TO CARRY UP TO 16,000 CONTAINERS. HOWEVER, THE AVERAGE "HEAVY" CAPACITY IN THE PRESENT DAY USUALLY IS AROUND 7,000 TO 10,000 CONTAINERS. THEREFORE, WE ARE LOOKING AT: 320 SHIPS x 7,000 CONTAINERS = 2.24 million TOTAL CONTAINERS (per day)
NEW CONTAINER YARD - RIGHT BLOC: 3,864 ac. TO ACCOMODATE 1.3 million TO 1.5 million STANDARD 40'-0" CONTAINERS STACKED 5-HIGH AT ANY GIVEN TIME.
NEW STORAGE WAREHOUSES AND GENERAL MAINTENANCE SHOPS AT EACH END.
LADY GLADYS SECURITY TOWER #2
SHANTI PARK
ZENITH PARK
NEW BRIDGE
PEDRO
PROPOSED PROPERTY LINE
SHIPS OUT
LADY GLADYS SECURITY TOWER #1
NEW OUTGOING RIVER:
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

The Company’s (current) Six Stage Process

1.	Managements Final Investment Decision to take on a project
2.	Enter into Letter of Intents, Agreements, Construction Contracts
3.	To have the State(s) sponsor the project by legislative actions (where applicable)
4.	Engineer and design studies, Architectural Design, Feasibility Studies
5.	Raising Capital through Bond Financing or Company stock offerings
6.	Management of the physical construction as a general contractor

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

The Company’s (current) Six Stage Process

1.	Managements Final Investment Decision to take on a project
2.	Enter into Letter of Intents, Agreements, Construction Contracts
3.	To have the State(s) sponsor the project by legislative actions (where applicable)
4.	Engineer and design studies, Architectural Design, Feasibility Studies
5.	Raising Capital through Bond Financing or Company stock offerings
6.	Management of the physical construction as a general contractor

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

Due to expected U.S. federal budgetary constraints, project funding may need to come from private or public entities. On the heels of the Department of Transportation’s recent request for high-speed rail proposals, its Federal Railroad Administration received 132 applications from 32 states totaling $8.8 billion. That was more than three times the $2.4 billion available. During the first round of awards in the fall of 2009, applicants submitted more than $55 billion in project proposals. That was nearly six times the initial $8 billion available from the American Recovery and Reinvestment Act. Unfortunately, due to federal budgetary setbacks, as of 2021, very little of this has come to fruition.

Trading Market

While there currently is no active market for the shares, the Company has a trading symbol ARMT from FINRA.

Employees

In addition to the Chief Executive Officer, the Company has been accruing salaries for its employees, President, CFO, COO, Treasurer, Secretary, Board Members, CLC, CRO and General Manager. The Company has also issued stock to individuals, for their consulting and professional services, the shares issued are part of the outstanding share total to date. At the time the Company obtains sufficient financing, the Company will pay the accrued salaries to the employees. The Company has eight full-time employees.

Employees	Yearly Salaries:

Founder, Chairman, Chief Executive Officer – Shah Mathias	$1,500,000
Vice Chairman – Shanjahan Mathias	$750,000
President – James Becker	$650,000
Secretary – Steve Trout	$600,000
Chief Financial Officer – Robert Choiniere	$500,000
Chief Risk Officer – Robert Todd Reynold	$500,000
Chief Legal Counsel – John Thompson	$500,000
Chief Operating Officer – Bryan Elicker	$500,000
Each Director	$150,000
Each Independent Director	$120,000

Subsidiaries

The Company has one subsidiary, Global Transportation & Infrastructure Inc. (“GTI”) incorporated in the state of Delaware. GTI is a wholly owned subsidiary of the Company. The Company holds 25% ownership interest (non-voting) in 18 related entities, 10% ownership interest (non-voting) in one related entity, and 2% ownership interest (non-voting) in one related entity of the 20 affiliated companies listed in the section “Related Companies”.

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

ITEM 1A. RISK FACTORS.  Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS.      None.

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

Company amended its Certificate of Incorporation to change its existing stock capitalization. Company authorized the total number of shares of stock which the corporation shall have the authority to issue is 26,207,000,000 (Twenty-Six Billion Two Hundred Seven Million) shares, consisting of 26,007,000,000 (Twenty-Six Billion and Seven million) shares of Common Stock having a par value of $0.000001 and 200,000,000 (Two Hundred Million) shares of Preferred Stock having a par value of $0.000001 per share.

The Company amended its Certificate of Incorporation to change its existing authorized preferred and common shares from the current shares to the following:

•	Preferred Shares: 200,000,000 (Two Hundred Million) par value .000001.
•	Class “A” 7,000,000 (Seven Million Class “A” common shares) these shares have 40,000 : 1 voting right compared to all other Class of shares and have equal dividend rights as all other Class of shares, par value $0.000001.
•	Class “B” 10,000,000,000 (Ten Billion Class “B” common shares) with voting and dividend rights, par value $0.000001.
•	Class “C” a/k/a Equity Participation Dividend Shares 8,000,000,000 (Eight Billion Class “C” common shares) with no voting rights but with dividend rights, par value $0.000001.
•	Class “D” a/k/a Equity Participation Shares 8,000,000,000 (Eight Billion Class “D” common shares) with no voting rights and no dividend rights, par value $0.000001.

As of July 31, 2021 there were 4,596,373,164 shares of common stock issued and outstanding and 1,800,000 shares of preferred stock.

Recent Sales of Unregistered Securities

There were no recent sales of unregistered securities. As of July 31, 2021, the period covered by this Report, the Company had 4,596,373,164 shares of common stock outstanding.

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

The Company sees an opportunity for additional U.S. projects given the Administration’s interest in advancing a $2 Trillion infrastructure package. Although the Company expected a significant reduction in GDP globally, the Company anticipated a return to growth beginning late fiscal year 2021. Management will continue to monitor the situation and take appropriate actions when the Company is capitalized.

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

As of July 31, 2021, the projects have not yet started and hence no funding has taken place or bonds issued.

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

None of these companies has any operations or any revenues. Mr. Mathias (as president of each of these companies) has executed contracts between several of these companies and the Company. In each of these companies, Shah Mathias is the president and chief executive officer. No other officers or directors exist in any of these related companies. As described in Item 1, the Company owns 2% of Susquehanna Mortgage Bankers Corp. and 10% of Dutch East India Logistics Co, and 25% of the other eighteen companies with the remaining ownership held directly or indirectly by Mr. Mathias.

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

The Project consists of two phases. Phase One consists of land purchase and onsite /off site improvement and its estimated cost, for both phases, is Two Billion Dollars ($2,000,000,000), at cost plus forty percent (40%), plus two percent (2%) for the increase in inflation regardless of the cost to the Company to perform the required services. In no event will the profit to the Company from the amount paid by PDC be less than Eight Hundred Million Dollars ($800,000,000). A mobilization fee of $2,729,514 shall be due and payable by PDC to the Company upon the closing of Bond funding for Phase One.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception. As at July 31, 2021, the Company has a working capital deficiency of $59,094,971 (2020 - $53,318,335) and has accumulated losses of $65,460,478 (2020 - $59,311,348) since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

Revenue Recognition

We will recognize revenue from contracts with customers in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). We recognize our contracts in our consolidated financial statements upon determining that it creates enforceable rights and obligations and the funding to complete our projects are probable.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. For management’s analysis of the impact of new accounting pronouncements please Note 3 – Summary of Significant Accounting Policies in the consolidated financial statements starting on page 55.

Discussion for the Fiscal Years Ended July 31, 2021 and 2020

Total assets of the Company were $4,848 as at July 31, 2021 as compared to total assets of $63,647 as at July 31, 2020.  Total current assets at July 31, 2021 was $4,848 as compared to current assets of $63,336 as at July 31, 2020.

Total operating expenses decreased to $6,144,812 for the fiscal year ended July 31, 2021 from $10,116,682 for the fiscal year ended July 31, 2020.  The decrease was primarily due to management and directors discontinuing their salary accruals as of January 31, 2021. Loss from operations was $6,144,812 for the fiscal year ended July 31, 2021 compared to $10,116,682 for the fiscal year ended July 31, 2020.

Liquidity: The Company has no continuous methods of generating cash other than the sale of its stock.

Capital Resources: The Company did not incur any capital expenditures for the year ended July 31, 2021.

Results of Operations: The Company has had no revenue since inception other than from the sale of its securities. The Company does not anticipate that it will generate revenue sufficient to cover its operating expenses until the implementation of its business plan. As of July 31, 2021, the Company has a working capital deficiency of $59,094,971 and has accumulated losses of $65,460,478 since inception. The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts. These factors create substantial doubt about the Company’s ability to continue as a going concern.

ITEM 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Not Required

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERI METRO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ameri Metro, Inc.

Opinion on the Financial Statements

We have audited the accompanying the consolidated balance sheets of Ameri Metro Inc. and its subsidiaries (“the Company”) as of July 31, 2021 and the related statements of operations, changes in stockholders’ deficit and cash flows, for the year then ended, and the related notes and schedules (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2021, and the results of its consolidated operations and its consolidated cash flows for the year then ended July 31 2021, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, as of July 31, 2021, the Company has not generated any revenues since inception and there are no assurances the Company will generate a profit or obtain positive cash flow, in addition the Company has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See critical audit matters for farther information.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Index

Going concern- refer to previous paragraph and note 2 of the financial statements

Critical audit matter description

The Company raised a substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time. The financial statements for the years under audit have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

How the Critical Audit Matter was addressed in the Audit

-

We evaluate whether there is substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.

-

We obtained information about management's plans that are intended to mitigate the effect of such conditions or events, and assess the likelihood that such plans can be effectively implemented.

-

We added explanatory paragraph to the audit report.

Elkana Amitai, CPA

We have served as the Company's auditor since 2021.

Mitzpe Netofa, Israel

October 27, 2021

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ameri Metro, Inc.

Opinion on the Financial Statements

We have audited the accompanying the consolidated balance sheets of Ameri Metro Inc. and its subsidiaries (“the Company”) as of July 31, 2020 and the related statements of operations, changes in stockholders’ deficit and cash flows, for the year then ended, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020, and the results of its operations and its cash flows for the year ended July 31 2020, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, as of July 31, 2020, the Company has negative cash flow and there are no assurances the Company will generate a profit or obtain positive cash flow, in addition the Company has a nominal working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Weinstein International CPA

We have served as the Company's auditor since 2020.

Tel Aviv, Israel

November 12, 2020

Index

AMERI METRO, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2021	July 31, 2020
Assets
Current assets
Cash	$4,838	$28,396
Prepaid expenses and deposits	-	34,940
Funding receivable	10	-
Master consulting fee asset	0	-
Total Current Assets	$4,848	$63,336

Office equipment, net	-	311

Total Assets	$4,848	$63,647

Accounts payable and accrued expenses	$2,587,816	$1,901,011
Accrued expenses - related parties	1,252,571	1,251,807
Accrued compensation expenses - related parties	54,881,206	49,974,956
Loans payable - related parties	378,216	253,897
Bond indenture obligation	10	-
Deferred revenue	0	-
Total Liabilities	$59,099,820	$53,381,671

Stockholders’ Deficit
Preferred stock, par value $.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding	$2	$2
Common stock class A, par value $.000001, 7,000,000 shares authorized, 1,684,000 shares issued and outstanding	1	2
Common stock class B, par value $.000001, 10,000,000,000 shares authorized, 4,289,637,844 shares (2020 - 2,939,018,899) issued and outstanding	4,289	2,939
Common stock class C, par value $.000001, 8,000,000,000 shares authorized 191,051,320 shares (2020 - 145,045,680) issued and outstanding	191	145
Common stock class D, par value $.000001, 8,000,000,000 shares authorized, 114,000,000 shares (2020 - 96,000,000) issued and outstanding	114	96
Additional paid in capital	247,303,957,909	237,463,587,140
Stock subscription receivable	(247,297,597,000)	(237,457,597,000)
Accumulated deficit	(65,460,478)	(59,311,348)

Total Stockholders' Deficit	$(59,094,972)	$(53,318,024)

Total Liabilities and Stockholders' Deficit	$4,848	$63,647

See accompanying notes to consolidated financial statements

Index

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31, 2021	Year Ended July 31, 2020

Operating Expenses
General & Administrative	$6,144,812	$10,116,682

Total Operating Expenses	6,144,812	10,116,682

Loss From Operations	(6,144,812)	(10,116,682)

Other Expense
Interest expenses	(1,868)	(39,098)
Other income / loss	(2,450)	(1,739)
Gain on settlement of debt	-	1,354,610

Total Other (Expense) Gain	(4,318)	1,313,773

Net Loss	$(6,149,130)	$(8,802,909)

Net Loss Per Share - Basic & Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - Basic & Diluted	4,536,174,682	1,906,024,975

See accompanying notes to consolidated financial statements.

Index

AMERI METRO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JULY 31, 2021 AND 2020

			Common Stock		Common Stock		Common Stock		Common Stock		Additional	Stock
	Preferred Stock		Class A		Class B		Class C		Class D		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, July 31, 2019	1,800,000	$2	1,600,000	$2	1,062,522,134	$1,063	48,000,000	$48	48,000,000	$48	$1,589,157,814	$(1,583,597,000)	$(50,225,784)	$(44,663,807)

Stock-based compensation	–	–	–	–	–	–	–	–	–	–	372	–	–	372
Shares issued for services	–	–	84,000	–	484,800,000	485	–	–	48,000,000	48	132,748	–	–	133,281
Shares issued for cash	–	–	–	–	2,400,000	3	–	–	–	–	7,199,999,997	(7,200,000,000)	–	–
Shares issued for option exercise	–	–	–	–	303,600,000	303	–	–	–	–	228,673,999,697	(228,674,000,000)	–	–
Shares issued for investment in related entities	–	–	–	–	250,000	–	3,230,520	3	–	–	867	–	–	870
Shares issued for amended opportunity licensing agreement	–	–	–	–	3,475,248	3	–	–	–	–	866	–	–	869
Stock options issued for debt settlement	–	–	–	–	–	–	–	–	–	–	13,300	–	–	13,300
Shares issued pursuant to stock split in 2014	–	–	–	–	–	–	33,876,720	34	–	–	(34)	–	–	–
Stock dividend	–	–	–	–	1,070,679,277	1,071	59,938,440	60	–	–	281,524	–	(282,655)	–
Shares re-issued for deposit	–	–	–	–	11,292,240	11	–	–	–	–	(11)	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(8,802,909)	(8,802,909)

Balance, July 31, 2020	1,800,000	$2	1,684,000	$2	2,939,018,899	$2,939	145,045,680	$145	96,000,000	$96	$237,463,587,140	$(237,457,597,000)	$(59,311,348)	$(53,318,024)

			Common Stock		Common Stock		Common Stock		Common Stock		Additional	Stock
	Preferred Stock		Class A		Class B		Class C		Class D		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, August 1, 2020	1,800,000	$2	1,684,000	$2	2,939,018,899	$2,939	145,045,680	$145	96,000,000	$96	$237,463,587,140	$(237,457,597,000)	$(59,311,348)	$(53,318,024)
Opening Equity AJE	–	–	–	–	-	-	–	–	–	–	905	-	–	905
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	106	–	–	106
Issuance of Class B shares at par	-	-	-	-	1,348,218,945	1,348					(1,348)	-	-	-
Issuance of Class C shares at par	-	-	-	-	-	-	23,000,000	23	-		(23)	-	-	-
Issuance of Class C shares at par	-	-	-	-	-	-	23,000,000	23	-		(23)	-	-	-
Issuance of Class D shares at par	-	-	-	-	-	-	-	-	18,000,000	18	(18)	-	-	-
Shares issued to officers for cash	–	–	–	–	2,400,000.00	2.00	–	–	–	–	9,839,999,998	(9,840,000,000)	–	-
Conversion of shares for debt	–	–	–	–	-	0	5,640	–	–	–	339,515	–	–	339,515
Stock Options Issued	–	–	–	–	-	–	–	–	–	–	31,657	–	–	31,657
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(6,149,130)	(6,149,130)

Balance, July 31, 2021	1,800,000	$2	1,684,000	$2	4,289,637,844	$4,289	191,051,320	$191	114,000,000	$114	$24,303,957,909	$(247,297,597,000)	$(65,460,478)	$(59,094,972)

See accompanying notes to consolidated financial statements.

Index

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended July 31, 2021	Year ended July 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,149,130)	$(8,802,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	311	413
Stock-based compensation	31,767	120,372
Impairment of investment in related companies	-	1,739
Gain on settlement of debt	-	(1,354,610)

Change in operating assets and liabilities:
Prepaid expense and deposits	34,940	(28,583)
Funding receivable	(10)	-
Master consulting fee asset	(0)	-
Accounts payable and accrued expenses	686,563	322,785
Accounts payable and accrued expenses – related parties	1,878	46,921
Accrued compensation expenses – related parties	4,906,280	9,369,584
Bond indenture obligation	10	-
Deferred revenue	0	-

Cash flows used in operating activities	$(487,392)	$(324,288)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	476,795	393,394
Repayment of related party loans	(12,961)	(41,025)

Cash flows provided by financing activities	$463,834	$352,369

NET (DECREASE) INCREASE IN CASH	(23,558)	28,081
CASH, BEGINNING OF YEAR	28,396	315

CASH, END OF PERIOD	$4,838	$28,396

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON CASH TRANSACTION:
Settlement of Related Party Debt for Equity	$339,515	$-

See accompanying notes to consolidated financial statements.

Index

AMERI METRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021 and 2020

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

In December 2019, an outbreak of a new strain of coronavirus (“COVID-19”) began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our ability to secure funding and to execute our business plans in the expected time frame, will depend on future developments, including the duration and spread of the pandemic, all of which are uncertain and cannot be predicted. The management team is closely following the progression of COVID-19 and its potential impact on the Company. Since the Company is not currently trading and has not begun full-scale operations, there is minimal impact on the Company’s current financial condition. The Company sees an opportunity for additional U.S. projects given the Administration’s interest in advancing a $2 Trillion infrastructure package. Although the Company expected a significant reduction in GDP globally, the Company anticipated a return to growth beginning later in the fiscal year 2021. Management will continue to monitor the situation and take appropriate actions when the Company is capitalized.

NOTE 2 – GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception. As at July 31, 2021, the Company has a working capital deficiency of $59,094,971 (2020 - $53,318,335) and has accumulated losses of $65,460,478 (2020 - $59,311,348) since inception. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

The financial position, results of operations and cash flows as of, and for the period reported include only the results of operations for Ameri Metro as GTI was inactive for the period from December 1, 2010 to July 31, 2021, and AMI and was inactive for the period from June 13, 2018 to July 31, 2021.

All investments in partially owned related entities are accounted for using the cost method. As of July 31, 2021 and 2020, the Company holds equity interests in the following related entities.

Index

Related Entity	Ownership interest

Ameri Cement, Inc.	25%
Ann Charles International Airport, Inc.	25%
Atlantic Energy & Utility Products, Inc.	25%
Cape Horn Abstracting, Co	25%
Dutch East India Logistics Co	10%
Eastern Development & Design Inc.	25%
HSR Freight Line Inc.	25%
HSR Logistics Inc.	25%
HSR Passenger Services, Inc.	25%
HSR Technologies, Inc.	25%
KSJM International Airport, Inc.	25%
Lord Chauffeurs Ltd.	25%
Malibu Homes, Inc.	25%
Natural Resources, Inc.	25%
Penn Insurance Services LLC	25%
Platinum Media, Inc.	25%
Port de Claudius, Inc.	25%
Port of Ostia Inc.	25%
Slater & West, Inc.	25%
Susquehanna Mortgage Bankers Corp.	2%

These related entities are deemed to be variable interest entity ("VIE") under the VIE model of consolidation, but the Company does not consolidate the related entities as it is not deemed to be their primary beneficiary.

Accounting Basis, Year End and Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”) in US dollars. The Company has adopted a July 31 fiscal year end.

Investment in Related Companies

As at July 31, 2021 and 2020, the Company has a 25% ownership interest in eighteen related entities, 10% ownership interest in one related entity and 2% ownership interest in one related entity. The remaining ownership interest (and 100% voting control) is owned by the Company’s Chief Executive Officer.

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

On July 12, 2021, the board of directors approved the Company to transfer 25% non-voting ownership of European Union High Speed Rail & Infrastructure, Co., Middle East High Speed Rail & Infrastructure, Co., South East Asia High Speed Rail & Infrastructure, Inc. and Pacific Rim High Speed Rail, Co with 5,000 Class B shares from the Company treasury to each entity individually. As of the date of this filing the transfer of shares has not been completed.

Participating Profits Interest

As at July 31, 2021 and 2020, the Company has a 10% participating profits interest in the Portus de Jewel project. The remaining 90% participating profits interest (and 100% voting control) is owned by the Company’s Chief Executive Officer. On July 31, 2020, the Company amended the Opportunity License Agreement for the Portus de Jewel project to include a 10% ownership interest in Dutch East India Logistics Co. (“Dutch East”).

Index

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

Property and Equipment

The capital assets are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes. Office equipment has a useful life of five years. Depreciation expense totaled $311 and $413 for the years ended July 31, 2021 and 2020, respectively.

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

Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Due to loss for the years ended July 31, 2021 and 2020, the outstanding options are anti-dilutive. As a result, the computations of net loss per common shares is the same for both basic and fully diluted common stock. Potentially dilutive securities, which include 23,630,000 and 10,890,000 stock options as at July 31, 2021 and 2020, have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of July 31, 2021 and 2020, there have been no interest or penalties incurred on income taxes.

Index

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

Recent Accounting Guidance Not Yet Adopted

Accounting for Income Taxes

In December 2019, the FASB issued a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for us beginning August 1, 2021. Management will continue to analyze whether the adoption of this new standard will have a material impact on our consolidated financial statements.

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for us beginning in the first quarter of fiscal 2022, with early adoption permitted. We are still evaluating the impact this guidance will have on our consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to U.S. GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update will be effective for us beginning with fiscal year 2021, with early adoption permitted. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The adoption of the amendments in this update is not expected to have a material impact on our consolidated financial position and results of operations.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

As of July 31, 2021, $54,881,206 (2020 - $49,974,956) is accrued in relation to various employment agreements, directorship agreements and audit committee agreements as described in Note 10. The accrual of salaries for the employees, directors and audit committee were halted in the second quarter.

Index

	31-Jul-21	31-Jul-20
Officers	$28,493,919	25,893,919.06
Directors	12,341,678	11,366,678.01
Audit Committee	1,530,000	1,350,000.00
Employees	3,402,147	3,000,896.78
Majority Shareholder	9,113,462	8,363,462.00

	$54,881,206	$49,974,956

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

At July 31, 2021, the Company is indebted to the majority shareholder for $1,252,571 (2020 - $1,250,807). The 2021 balance consists of $1,249,006 for consulting fees owed, accrued interest of $2,505 of accrued interest related to Loans Payable – Related Party (Note 5 – LOANS PAYABLE – RELATED PARTIES) and the Company is indebted to three directors of the Company for an aggregate of $1,050 for expenditures incurred on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

	31-Jul-21	31-Jul-20
Accured Interest - Related Parties	$2,505	$637
Accured Consulting Fees - Related Parties	1,249,006	1,249,006
Due to related parties	1,060.00	2,164

Total	$1,252,571	$1,251,807

Details of transactions between the Company and related parties are disclosed below:

	31-Jul-21	31-Jul-20
Officers	$2,600,000	$5,200,000
Directors	975,000	1,950,000
Audit Committee	180,000	360,000
Employees	401,250	401,250
Majority Shareholder	750,000	1,500,000

	$4,906,250	$9,411,250

The table above discloses the salaries and compensation accrued but not paid to officers, directors, audit committee, employees and the majority shareholder during the years ended July 31, 2021 and 2020, respectively.

NOTE 5 – LOANS PAYABLE – RELATED PARTIES

As of July 31, 2021, $378,216 is due to a Penndel Land Company owned by the Chief Executive Officers of the Company as it paid expenses on behalf of the Company. The amount is due on demand with an interest rate of 1% per annum. At July 31, 2021, accrued interest on this loan is $2,505, which is included in accrued expenses – related parties (Note 4).

NOTE 6 – SHARE BASED COMPENSATION FOR FOUNDER AND CEO SHAH MATHIAS

Effective October 2, 2014, the Company entered into an employment agreement with Mr. Shah Mathias (the Company’s Chief Executive Officer and a majority shareholder) for the Head of Mergers and Acquisitions and Business Development, and as non-board member President (See Note 10). According to the agreement, the Company agreed to issue stock options of 1.2% of all authorized stock capitalization to Mr. Shah Mathias at the time of appointment. In addition, the Company agreed to issue shares of common stock equal to 10% of any shares issued under a public offering; and if shares are issued at such time to any other party Mr. Shah Mathias is to be issued an equal amount of shares. As of July 31, 2021, the Company has not completed its public offering pursuant to a Form S-1 registration statement. On April 3, 2015, the Company amended the employment agreement to eliminate the requirement to issue stock options of 1.2% of all authorized stock capitalization and, instead, agreed to issue Mr. Shah Mathias a total of 1.2% of Class A and Class B shares of common stock, and 1% of Class C and D shares of common stock at the time of the amendment. As of July 31, 2018, the Company has issued 48,000,000 shares of Class D common stock and 43,200,000 shares of Class C common stock pursuant to the employment agreement, and recorded $13,281 of stock payable for unissued stock consisting of 84,000 unissued Class A common stock, 4,800,000 unissued Class B common stock, and 48,000,000 unissued Class D Stock. On May 26, 2020, the Company issued 84,000 shares of Class A common stock, 4,800,000 shares of Class B common stock and 48,000,000 shares of Class D common stock.

Index

On October 27, 2020, the Company Board of Directors unanimously approved a motion hiring Company founder Shah Mathias as Chief Executive Officer of Ameri Metro, Inc. and electing him Chairman of the Board of Directors. According to Company Directorship Agreements, Mr. Mathias is eligible to receive 1,000,000 unrestricted Class B shares as of his October 27, 2020 election as Chairman of Company Board of Directors, also, consistent with Company incentive plans, Mr. Mathias was entitled to receive 800,000 Class B stock options as of his October 27, 2020 hiring as Chief Executive Officer, and 200,000 Class B stock options in each successive year, on August 30, until he receives a total of 2,000,000 Class B stock options.

On April 29, 2021, the Company also provided to Mr. Shah Mathias from treasury 3,000,000 shares at a strike price of $4,357. 1,000,000 share for his position as a director of the Company and 2,000,000 for the position of CEO of Africa High Speed Rail and Infrastructure Company.

NOTE 7 – CAPITAL STOCK

The Company currently has authorized 26,207,000,000 shares, consisting of 26,007,000,000 shares of common stock with a par value of $0.000001 per share and 200,000,000 shares of preferred stock with a par value of $0.000001 per share. The pertinent rights and privileges of the authorized capital stock is as follows:

•

Class A common stock – 7,000,000 shares, each share having a 40,000:1 voting right compared to all other classes of shares and have equal dividend rights as all other classes of shares, and a par value of $.000001 per share;

•

Class B common stock – 10,000,000,000 shares, each share with 1 vote, dividend rights, and a par value $0.000001 per share;

•

Class C common stock (a/k/a Equity Participation Dividend Shares) – 8,000,000,000 shares with no voting rights, but with dividend rights, and a par value of $0.000001 per share. The Company may issue these shares as it deems necessary, for the purposes including but not limited to: purchasing goods and services for the Company; serving as an investment vehicle in acquisitions; for engaging in long term and short term joint ventures; for engaging in single purpose joint ventures; purchasing commodities, supplies, equipment and other tangible items for current and future projects; for engaging in like-kind exchanges as authorized by Internal Revenue Code Section 1031; for purchase of stocks and other securities; for purchase of real estate; for employee awards; and such other lawful purposes not in conflict with the said Board resolution, the Company Bylaws or applicable law and regulations. In the event Class C shares are used to purchase or complete a project, the initial 7% of the net profits are distributed to the applicable class shareholders. Thereafter, all classes of stock share equally in any dividends;

•

Class D common stock (a/k/a Equity Participation Shares) – 8,000,000,000 shares with no voting rights, no dividend rights, and a par value of $0.000001 per share. The Company may issue these shares as it deems necessary, for the following purposes but not limited to: purchasing goods and services for the Company; serving as an investment vehicle in acquisitions; for engaging in long term and short term joint ventures; for engaging in single purpose joint ventures; purchasing commodities, supplies, equipment and other tangible items for current and future projects; for engaging in like-kind exchanges as authorized by Internal Revenue Code Section 1031; for purchase of stocks and other securities; for purchase of real estate; for employee awards; and such other lawful purposes not in conflict with the said Board resolution, the Company Bylaws or applicable law and regulations. In the event Class D shares are used to purchase or complete a project, the initial 7% of the net profits are distributed to the applicable class shareholders. Thereafter, all classes of stock share equally in any dividends; and

•

Preferred stock – 200,000,000 shares with no voting rights, no dividend rights, and a par value of $0.000001 per share.

On September 13, 2021, the board of directors approved to increase the Class A and Class B authorized shares to 20,000,000,000 as of the date of this filing this has not been completed.

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

Index

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

Index

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

Index

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

NOTE 8 – SHARE BASED COMPENSATION

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

During the year ended July 31, 2021 and 2020, the Company recorded stock-based compensation of $31,767 and $120,372 respectively, on the consolidated statement of operations.

On March 8, 2016, the Company granted 8,000,000 stock options to 4 officers and directors of the Company, exercisable at $42 per share. The 8,000,000 options vest according to the following schedule: 3,200,000 options vest immediately and 800,000 vest annually for the next 6 years. The weighted average grant date fair value of stock options granted was $0.00009 per share. On June 12, 2019, the Company amended the vesting terms through a Directors’ Resolution so that the remaining 2,400,000 unvested options will vest on November 1 instead of March 8 of each subsequent year. On January 5, 2020, the Company amended the vesting terms of the remaining 2,400,000 options and the vesting date was changed to August 30 of each subsequent year. The Company also modified the exercise price of 1,600,000 options to $565 per share. The exercise price of the other 2,800,000 outstanding option was not changed. The modification did not result in any incremental compensation cost and therefore the stock-based compensation for the unvested portion of the modified options will be recognized based on the original fair value.

On November 1, 2016, the Company granted 14,000,000 stock options to 7 officers and directors of the Company, exercisable at $42 per share. The 14,000,000 options vest according to the following schedule: 5,600,000 options vest immediately and 1,400,000 vest annually for the next 6 years. On June 12, 2019, the Company amended the vesting terms through a Directors’ Resolution so that 1,400,000 options originally vesting on November 1, 2018 are to be vested on October 12, 2018. On October 12, 2018, 7,200,000 shares were issued upon exercise of the stock options. The weighted average grant date fair value of stock options granted was $0.00009 per share. On January 5, 2020, the Company amended the vesting terms of the remaining options and the vesting date was changed to August 30 of each subsequent year. Furthermore, the exercise price was amended to $565 per share for all options vesting on or after August 30, 2019. The modification did not result in any incremental compensation cost and therefore the stock-based compensation for the unvested portion of the modified options will be recognized based on the original fair value.

Index

On February 7, 2018, the Company granted 2,000,000 stock options to a consultant of the Company, exercisable at various prices per share. The exercise prices are as follows: 250,000 options at $60 per share, 350,000 options at $225 per share, 300,000 options at $250 per share, 300,000 options at $275 per share, 300,000 options at $300 per share, 500,000 options at $325 per share. On June 12, 2019, the Company amended the vesting terms so that all 2,000,000 options vested by October 12, 2018. On October 12, 2018, 2,000,000 shares that vested pursuant to the amendment were issued.

On August 30, 2018, the Company granted 4,000,000 stock options to two officers and directors of the Company, exercisable at $357 per share. The 4,000,000 options vest according to the following schedule: 1,600,000 options vest immediately, and 400,000 vest annually for the next 6 years. The weighted average grant date fair value of stock options granted was $0.000008 per share. On January 5, 2020, the exercise price was amended to $565 per share for all options vesting on or after August 30, 2019. The modification did not result in any incremental compensation cost and therefore the stock-based compensation for the unvested portion of the modified options will be recognized based on the original fair value.

On August 30, 2018, the Company granted 100,000 stock options to a consultant of the Company, exercisable at $515 per share. The 100,000 options vest according to the following schedule: 40,000 options vest immediately, and 10,000 vest annually for the next 6 years. On October 11, 2018, the Company issued 10,000 shares upon the exercise of stock option. The weighted average grant date fair value of stock options granted was $0.000009 per share. On January 5, 2020, the exercise price was amended to $565 per share for all options vesting on or after August 30, 2019. The modification did not result in any incremental compensation cost and therefore the stock-based compensation for the unvested portion of the modified options will be recognized based on the original fair value.

On June 12, 2019, the Company amended Equity Incentive Plans, Subscription Agreements and Equity Agreements so that options issued after June 12, 2019 would have a strike price equal to the market price at that grant date.

On January 14, 2020, the Company issued 300,000,000 options to Penndel Land Company, a company owned by Company Founder, for $1,368,217 of loans and accrued interest owed to the Company’s Founder as at December 31, 2019. These options are exercisable at various prices per share. The exercise prices are as follows: 50,000,000 options at $665 per share, 50,000,000 options at $698 per share, 50,000,000 options at $735 per share, 50,000,000 options at $771 per share, 50,000,000 options at $810 per share, 50,000,000 options at $851 per share. On February 14, 2020, the Company issued 300,000,000 shares of Class B common stock upon the exercise of stock options.

On January 18, 2020, the Company granted 2,000,000 stock options to a director of the Company, exercisable at $665 per share. The 2,000,000 options vest according to the following schedule: 1,400,000 options vest immediately, 200,000 options vest on August 30, 2020, 200,000 options vest on August 30, 2021, and 200,000 options vest on August 30, 2022. The exercise price of the 600,000 options vesting on August 30, 2020, 2021 and 2022 are subject to re-set.

A summary of the Company’s share based compensation activity is as follow:

	31-Jul-21	31-Jul-20
Total Shares Issued	2,000,000	2,000,000
Total Shares	2,000,000	2,000,000

Total Options Issued	21,630,000	10,890,000
Total Options Exercisable	19,630,000	8,890,000

Total Shares and Options Outstanding	23,630,000	12,890,000
Total Shares and Options Exercisable	21,630,000	8,890,000

Index

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $
Outstanding, July 31, 2019	7,290,000	$165.17	28.82
Granted	3,600,000	603.89	29.21
Outstanding, July 31, 2020	10,890,000	133.71	29.06
Exercisable, July 31, 2020	8,890,000	156.23	29.01
Outstanding, July 31, 2020	10,890,000	133.71	29.06
Granted	10,740,000	1,148.85	29.13
Outstanding, July 31, 2021	21,630,000	637.76	27.77
Exercisable, July 31, 2021	19,630,000	$643.96	27.93

All Officer and Director Stock Options and Share Based Compensation are fully vested. The only shares that are not fully vested are the WSMG advisory stock options as they are contingent upon the Company listing on the NYSE and NASDAQ.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Exercise (Strike) Price (K)	$665.00
Time to Maturity (in years) (t)	30.00
Annual Risk Free Rate (r)	1.84%
Annualized Volatility (σ)	150.00%

At July 31, 2021 and 2020, there was $0 and $411 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan. There was $ 0 intrinsic value associated with the outstanding stock options at July 31, 2021 and 2020.

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

Index

At July 31, 2021 and 2020, the Company recorded an impairment of $0 and $1,739 which are included in general and administrative expense.

On December 27, 2012, the Company entered into a memorandum of understanding (“MOU”) with Jewel's Real Estate 1086 Master LLP, a company owned by the Founder of the Company, to acquire certain development rights of the Portus De-Jewel Mexico project. The Company agreed to issue 11,292,240 shares of Class B common stock as deposit towards the purchase price. The full purchase price for this project will be determined at a future date. During the year ended July 31, 2013 the Company issued 11,292,240 shares of common stock as the deposit for the project. At July 31, 2013 the value of the deposit was determined to be not recoverable and exceeds its fair value. An impairment loss of $1,142 was recorded. The 11,292,240 shares were rescinded during the year ended July 31, 2014. On March 11, 2020, the Company reinstated the 11,292,240 shares of Class B common stock. On July 6, 2020, the Company issued an additional 33,876,720 shares of Class C common stock in lieu of Class B common stock to fulfill a prior 4:1 stock split and 45,168,960 shares of Class C common stock in lieu of Class B common stock pursuant to the 100% stock dividend declared on January 31, 2020.

Index

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

The Company has signed an employment agreement with Mr. Shah Mathias, Company Founder, for the Head of Mergers and Acquisitions and Business Development, and as non-board member President, with an effective date of October 2, 2014. The term of the employment agreement is 20 years, with an annual base salary of $1,200,000 and ten percent (10%) of any revenue producing contract entered into by the Company while the Company Founder is in office, while holding any position under any title, and five percent (5%) of any such revenue producing contract afterward, for the benefit of the Company Founder or his estate, for a period of twenty (20) years. The Company Founder is also eligible to earn an annual bonus award of up to 100% of the annual base salary. On April 3, 2015, the Company amended the employment agreement to eliminate the requirement to issue stock options of 1.2% of all authorized stock capitalization and, instead, agreed to issue Mr. Shah Mathias a total of 1.2% of Class A and Class B shares of common stock, and 1% of Class C and D shares of common stock at the time of the amendment.. Effective September 1, 2019, the Company Founder's annual base salary is increased to $1,500,000. On January 5, 2020, the Company amended the employment agreement. Pursuant to the amendment, the Company Founder shall be entitled to receive shares of the Company's Class B common stock equal to 12% of the authorized number of shares or 480,000,000 shares. At no other time in the future will the Founder receive any additional shares of any class, other than additional shares resulting from future stock splits or granted by the Board of Directors.

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

Index

The Company has entered into an employment agreement with the Chief Financial Officer of the Company with an effective date of August 30, 2018. The term of the employment agreement is three years, with an annual base salary of $375,000. Effective September 1, 2019, the Chief Financial Officer’s annual base salary is increased to $500,000.

As of July 31, 2021, and 2020, total accrued compensation expenses to related parties related to the above employment agreements were As of July 31, 2021, $54,881,206 (2020 - $49,974,956). At July 31, 2021, and 2020, the Company has accrued payroll taxes of $1,540,815 and $1,401,084, respectively, related to the accrued compensation expenses.

Operating Lease

On April 30, 2014, the Company terminated its existing office space lease, and entered into a new month-to-month rent agreement for office space. The new agreement which commenced on November 1, 2015, calls for monthly rent payments of $1,440. The terminated lease agreement has not been resolved as to payment of existing amounts due or as to any early termination fees. According to the lease agreement, the Company’s unpaid rental balance shall bear interest until paid at a rate equal to the prime rate of interest charged by the M&T Bank, plus 2 percent. Late payment charge is $25 per day beginning with the first day following the due date. As of July 31, 2021, and 2020, the Company recorded unpaid rent expense of $27,753, respectively, and accrued interest and late fee of $189,998, respectively.

Legal Proceedings

On September 14, 2017, the Company received a letter from Zimmerman & Associates, on behalf of J. Harold Hatchett, III and Ronald Silberstein, claiming breach of contract, wrongful termination, and wrongful violations of the Business Corporations Act, and knowingly inaccurate SEC Reporting against the Company and the board of directors. The Company plans to work amicably to come to a settlement. As of July 31, 2021 the Company has accrued $1,263,870 and $1,295,120 in salaries for J. Harold Hatchett III and Ronald Silberstein, respectively.

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

NOTE 11 – INCOME TAXES

The potential benefit of net operating losses has not been recognized in the consolidated financial statements. The Company did not incur any income tax expense for the years ended July 31, 2021 and 2020.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the 2017 Tax Cuts and Jobs Act ("2017 Tax Reform"). The 2017 Tax Reform significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. The Company has reasonably estimated the effects of the 2017 Tax Reform and recorded provisional amounts in the consolidated financial statements as of July 31, 2020. This amount is primarily comprised of the re-measurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21%, from 34%. A blended rate of 21% is utilized for the years ended July 31, 2021 and 2020. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, so we may make adjustments to the provisional amounts (if any). However, management's opinion is that future adjustments due to the 2017 Tax Reform should not have a material impact on the Company's provision for income taxes. The items accounting for the difference between income taxes computed at the statutory rate and the provision for income taxes consisted of the following for the years ended July 31, 2021 and 2020, respectively:

Index

For the Year Ended July 31
	2021	2020
Current
Federal	-	-
State	-	-
	-	-
Deferred
Federal	-	-
State	-	-
Valuation Allowance	-	-

Income Tax Provision	-	-

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 21% to the income before income taxes as follows:

For the Year Ended July 31
	2021	2020

"Expected" income tax benefits	–	–
State tax expense, net of Federal benefits	–	–
Other	–	–

Income Tax Provision	–	–

The significant components of deferred income tax assets and liabilities at July 31, 2021 and 2020, are as follows:

	For the Year Ended July 31
	2021	2020
Deferred Tax Assets Tax Effected

Equipment	-	-
Net Operating Loss Carry Forwards (estimated)	1,857,071	1,596,000

Total Deferred Tax Assets	1,857,071	1,596,000

Valuation Allowance	(1,857,071)	(1,596,000)

	-	-

Deferred Tax Liabilities

Deferred State Taxes	-	-

Net Deferred Taxes	-	-

The Company has not filed its federal and state tax returns for the year ended July 31, 2021 and has filed the returns for the year ended July 31, 2020. The net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of July 31, 2021 the Company had approximately $8.8 million (2020 -$7.6 million) of federal and state net operating losses that may be available to offset future taxable income In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets. We have identified the U.S. federal and Pennsylvania as our "major" tax jurisdiction. With limited exceptions, we remain subject to IRS examination of our income tax returns filed within the last three (3) years, and to Pennsylvania Franchise Tax Board examination of our income tax returns filed within the last four (4) years.

Index

As a result of the implementation of ASC 740, we recognized no material adjustment to unrecognized tax benefits, which were consistent with our calculations of deferred tax assets and liabilities. We will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in our statements of operations. We have incurred no interest or penalties as of July 31, 2021 and 2020.

NOTE 12 – SUBSEQUENT EVENTS

On October 18, 2021 the Board of Directors passed a resolution that Ameri Metro, Inc. is authorized to both receive and make payments using digital currency.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s chief financial officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2021, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2021, based on those criteria. The Company’s management has identified material weaknesses in its internal control over financial reporting related to the following matters:

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended July 31, 2021, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers as of October 27, 2021:

Name	Age	Position	Commencement Date
Debra Mathias	63	Director	21-Apr-14
Shah Mathias	62	Chief Executive Officer	27-Oct-20
James Becker	62	Director, President	2-Oct-14
Steve Trout	65	Director, Secretary/Treasurer	12-Jun-12
Shahjahan C. Mathias	55	Director	12-Jun-12
Donald E. (“Nick”) Williams, Jr.	64	Director	12-Jun-12
Keith A. Doyle	65	Director	12-Jun-12
Robert Todd Reynold	60	Director	29-May-14
Suhail Matthias	63	Director	1-Sep-12
James Kingsborough	65	Director	19-May-14
John Thompson	75	Director, General Counsel	4-Aug-15
Robert Choiniere	66	Director, CFO	30-Aug-18
Bryan Elicker	62	Director, COO	30-Aug-18
Joseph Silbaugh	73	Director (Independent)	30-Aug-18
Kevin Eisenhart	42	Director (Independent)	25-Aug-21
Kurt Bauer	67	Director (Independent)	30-Aug-18

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

Business Experience

Shah Mathias, Chief Executive Officer, Founder / Head of Merger & Acquisitions and New Business Development; and Chairman of the Board of Directors. Mr. Mathias is the founder of Ameri Metro, Inc. He has served as the Company’s Head of Mergers and Acquisitions over the past five years, formulating much of the Company’s current business structure. Given his extensive experience in real estate and property development, he also continues to serve as Head of Business Development for the Company. In that capacity Mr. Mathias has negotiated complex agreements with private entities, regional and State authorities including foreign ministries of transportation and of the interior. These agreements center on transportation, critical infrastructure, natural resource and real estate development projects in the United States; Mexico; Europe; Africa; Asia and the Caribbean region.  Mr. Mathias received his education at Penn State Institute of Technology.

Debra A Mathias: Former Chief Executive Officer and Chairman. Currently, a Director. Ms. Mathias has worked along with Mr. Mathias since 1986 and had held key executive positions in several of the companies over the years, including Mortgage-Banking, Civil Engineering, Title insurance company Land Development Company, Administrative and Regulatory compliance department. Since 2010.

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

Kevin Eisenhart, CPA, MBA, MST, Chairman of the Audit Committee and an independent director. On August 25, 2021, Kevin Eisenhart became Chairman of the Audit Committee, replacing Joseph Hackett. Mr. Eisenhart is a managing partner of Eisenhart & Co. and received his Masters in Taxation from Villanova University. Mr. Eisenhart specializes in the taxation of corporations, S corporations, and partnerships, including issues surrounding multistate taxation and consolidated return matters. He works with complex entities that conduct business across state lines and international borders.

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

ITEM 11.  EXECUTIVE COMPENSATION

No executive officer has received cash compensation in the Company's fiscal year. The Company started accruing salaries and fees for certain employees, officers and directors in 2013. Prior to 2013 there were no salaries accruing. The Company has also issued stock to employees for their consulting and professional services. The Company will pay these employees, officers and directors accrued salaries upon Company shares trading on a major stock exchange.

Officer and Director Compensation Table

				Stock awards
Name and Title	Year	Salary	Bonus	#	$	Total
Shah Mathias	2019	$1,200,000	$0	-0-	$0	$1,200,000
Chairman, CEO	2020	$1,475,000	$0	480,000,000 (4)	$120,000	$1,595,000
	2021	$337,500	$0	800,000 (1)	$0	$337,500
Debra Mathias	2019	$1,200,000	$0	200,000(2)	$19	$1,200,019
Director	2020	$1,200,000	$0	200,000(2)	$19	$1,200,019
	2021	$337,500	$0	200,000(2)	$19	$337,519
James Becker	2019	$650,000	$0	200,000(2)	$19	$650,019
President and Director	2020	$650,000	$0	200,000(2)	$19	$650,019
	2021	$400,000	$0	200,000(2)	$19	$400,019
Steve Trout	2019	$600,000	$0	200,000(2)	$19	$600,019
Secretary/Trea surer and Director	2020	$600,000	$0	200,000(2)	$19	$600,019
	2021	$375,000	$0	200,000(2)	$19	$375,019
Shahjahan Mathias	2019	$750,000	$0	200,000(2)	$19	$750,019
Vice Chairman and Director	2020	$750,000		200,000(2)	$19	$750,019
	2021	$450,000	$0	200,000(2)	$19	$450,019
John Thompson	2019	$500,000	$0	200,000(3)	$19	$500,019
Director/CLC	2020	$500,000	$0	200,000(3)	$19	$500,019
	2021	$325,000	$0	200,000(3)	$19	$325,019
Robert Todd Reynold	2019	$500,000	$0	200,000(3)	$19	$500,019
Director/CRO	2020	$500,000	$0	200,000(3)	$19	$500,019
	2021	$325,000	$0	200,000(3)	$19	$325,019
Robert Choiniere	2019	$351,113	$0	800,000 (5)	$44	$351,157
Director/CFO	2020	$375,000	$0	200,000 (5)	$11	$375,011
	2021	$325,000	$0	200,000 (5)	$11	$325,011
Bryan Elicker	2019	$351,113	$0	800,000 (5)	$44	$351,157
Director/COO	2020	$389,583	$0	200,000 (5)	$11	$389,594
	2021	$325,000	$0	200,000 (5)	$11	$325,011

(1) The Stock Options were issued out of treasury to Shah Mathias for becoming the CEO.

(2) On November 1, 2016, the Company granted a total of 14,000,000 stock options to 7 officers and directors of the Company, exercisable at $42 per share. The 14,000,000 options vest according to the following schedule: 5,600,000 options vest immediately and 1,400,000 vest annually for the next 6 years. On June 12, 2019, the Company amended the vesting terms through a Directors’ Resolution so that 1,400,000 options originally vesting on November 1, 2018 are to be vested on October 12, 2018. On January 5, 2020, the Company amended the vesting terms of the remaining options and the vesting date was changed to August 30 of each subsequent year. The board of directors determine the strike price of the options each year. For the stock options issued on August 30, 2020, the price was determined to be $4,100.

(3) On March 8, 2016, the Company granted a total of 8,000,000 stock options to 4 officers and directors of the Company, exercisable at $42 per share. The 8,000,000 options vest according to the following schedule: 3,200,000 options vest immediately and 800,000 vest annually for the next 6 years. On June 12, 2019, the Company amended the vesting terms through a Directors’ Resolution so that the remaining 2,400,000 unvested options will vest on November 1 instead of March 8 of each subsequent year. On January 5, 2020, the Company amended the vesting terms of the remaining options and the vesting date was changed to August 30 of each subsequent year, where 200,000 options will vest each. The board of directors determine the strike price of the options each year. For the stock options issued on August 30, 2020, the price was determined to be $4,100.

(4) On February 18, 2020, the Company issued 480,000,000 shares of Class B common stock with a fair value of $120,000 to the Company’s Chief Executive Officer pursuant to the amendment to his employment agreement dated January 5, 2020.

(5) On November 5, 2018, Robert Choiniere and Bryan Elicker received 1,000,000 shares each fully vested in 2018 and were issued 800,000 options fully vested and then on each August 30 of each of six subsequent years are issued 200,000 fully vested stock options on August 30, with a strike price that is determined by the board of directors annually.

The stock has been issued to the named employee without consideration for such issue and without any conditions or restrictions.

Shah Mathias will receive 10% of the face value of all revenue contracts entered into by the Company.

The Company has not paid any cash compensation to any officer. The Company intends to pay annual salaries to all its officers and will pay an annual stipend to its directors as soon as possible. The Company has signed employment agreements with the CEO, Founder, Head of Mergers and Acquisitions and Business Development, non-board member of the Company who will receive compensation equal to $1,200,000 per annum plus stock awards, the Company is now accruing compensation to its other key executive officers, including its Chief Financial Officer, compensation equal to $375,000 per annum plus stock awards, Chief Operations Officer, compensation $425,000 per annum plus stock awards, Chief Legal Counsel and Chief Risk Officer, compensation equal to $500,000 per annum plus stock awards.  The Company will pay its officers their accrued salary at such time, if ever when the Company completes its sufficient capital raise. The Company issues to certain directors for their service to the Company. Although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program.  Effective September 1, 2019, the annual base salary for the Company Founder, Chief Financial Officer and Chief Operations Officer was increased to $1,500,000, $500,000 and $500,000 respectively. The Company also accrues compensation to its directors at $150,000 per annum, except certain independent directors which may receive compensation up to $120,000 per annum. The Board of Directors froze the accrual of salaries effective January 31, 2021 for Directors, Officers and Audit Committee members. The table below accounts for the total amounts accrued to year-end July 31, 2021 for the last three fiscal years:

Director Compensation

The following table sets forth director compensation for the last three fiscal years:

			Directors
Name and Title	Year	Bonus	Compensation	Total
Debra Mathias	2019	$0	$150,000	$150,000
Director, former Chairman/CEO	2020	$0	$150,000	$150,000
	2021	$0	$75,000	$75,000
Shah Mathias	2019	$0	$0	$0
Chairman, CEO	2020	$0	$0	$0
	2021	$0	$37,500	$37,500
James Becker	2019	$0	$150,000	$150,000
President and Director	2020	$0	$150,000	$150,000
	2021	$0	$75,000	$75,000
Steve Trout	2019	$0	$150,000	$150,000
Secretary/Treasurer and Director	2020	$0	$150,000	$150,000
	2021	$0	$75,000	$75,000
Shahjahan Mathias	2019	$0	$150,000	$150,000
Vice Chairman and Director	2020	$0	$150,000	$150,000
	2021	$0	$75,000	$75,000
Keith Doyle,	2019	$0	$150,000	$150,000
Director	2020	$0	$150,000	$150,000
	2021	$0	$75,000	$75,000
Suhail Matthias,	2019	$0	$150,000	$150,000
Director	2020	$0	$150,000	$150,000
	2021	$0	$75,000	$75,000
R. Todd Reynold,	2019	$0	$150,000	$150,000
Director/CRO	2020	$0	$150,000	$150,000
	2021	$0	$75,000	$75,000
James Kingsborough	2019	$0	$150,000	$150,000
Director	2020	$0	$150,000	$150,000
	2021	$0	$75,000	$75,000
John Thompson	2019	$0	$150,000	$150,000
Director/CLC	2020	$0	$150,000	$150,000
	2021	$0	$75,000	$75,000
Donald E. Williams	2019	$0	$150,000	$150,000
Director	2020	$0	$150,000	$150,000
	2021	$0	$75,000	$75,000
Robert Choiniere	2019	$0	$137.500	$137,500
Director	2020	$0	$150,000	$150,000
	2021	$0	$75,000	$75,000
Bryan Elicker	2019	$0	$137,500	$137,500
Director	2020	$0	$150,000	$150,00
	2021	$0	$75,000	$75,000
Tim Cahill	2019	$0	$150,000	$150,000

Director (Non-Governing)	2020	$0	$150,000	$150,000
	2021	$0	$75,000	$75,000

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

Name and Position	Address	Shares Owned	Percent of Class(1)
Shah Mathias, CEO, Founder, Head of Mergers and Acquisitions and Business Development, and Chairman of the Board of Directors	2575 Eastern Blvd York, PA 17402	279,384,240	6.51%
James Becker, Director, President	85 Sheldon Dr Red Lion, PA 17356	11,800,000 (2)	*
Steve Trout, Director, Secretary; Treasurer	124 Nina Dr York, PA 17402	6,100,000(2)	*

Shahjahan C Mathias, Director	124 Nina Dr York, PA 17402	11,680,000(2)	*

Donald Williams, Director	2405 Whitehass Circle Winter Park, FL 32792	9,600,000(2)	*

Keith Doyle, Director	1755 St John's Church Rd Concord, NC 28025	11,055,110(2)	*

Suhail Matthias, Director	Essex SS7 1QB United Kingdom	5,840,000(2)	*

Debra Mathias, Chief Executive Officer & Director	1038 Woodridge Rd. Red Lion, PA 17356	6,000,000(2)	*

Robert Todd Reynold, Chief Risk Officer & Director	515 Robert Daniel Dr. #1315 Charleston, SC 29492	11,299,450(2)	*

John W Thompson Jr General Counsel & Director	1760 Felton Road Felton, PA 17322	5,280,000(4)	*

James D Kingsborough, Director	6 Wellington Ct. Carlisle, PA 17013	11,591,110(2)	*

Robert Choiniere, Chief Financial Officer & Director	709 Willowcrest Dr. Gibsonia, PA 15044	4,265,110(3)	*

Bryan Elicker, Chief Operations Officer & Director	4770 Bull Rd. Dover, PA 17315	4,255,110(3)	*

Total Shares Officers/Directors		378,150,130	8.82%

* Less than 1%

(1) Based on 4,289,637,844 shares of Class B common stock outstanding as of the date of this Form 10-K, October 27, 2021.

(2) Directors have the ability to acquire up to 2,000,000 shares as referenced in the 2015 Equity Incentive Plan, 1,600,000 shares were issued upon exercise of stock options.

(3) Directors have the ability to acquire up to 2,000,000 shares as referenced in the 2015 Equity Incentive Plan, 1,200,000 shares were issued upon exercise of stock options.

(4) Director have the ability to acquire up to 2,000,000 shares as reference in the 2015 Equity Incentive Plan and 1,600,000 shares were issued upon exercise of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Steve Trout, Secretary/Treasurer and a director, is the brother-in-law of Shah Mathias, CEO, Chairman, Founder, Head of Mergers and Acquisitions and Business Development, and non-board member of the Company. Debra A. Mathias is the ex-wife of Shahjahan Mathias is the brother, and Suhail Matthias is the cousin, of Shah Mathias.

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

The following tables summaries the unaudited results of operations of the related entities for the year ended July 31, 2021. The calculations are considered non-US GAAP measures and the table below is not audited (UNAUDITED).

	Ameri Cement, Inc.	Atlantic Energy & Utilities Products, Inc.	Cape Horn Abstracting, Co.	Dutch East India Logistics Co.	Eastern Development & Design Inc.	HSR Freight Line Inc.	HSR Logistics Inc.	HSR Passenger Services, Inc.	HSR Technologies, Inc.	KSM International Airport, Inc.
Operating Expenses
Loss from operations
Gain on sale of available securities
Provision for other securities
Net Loss
Unrealized gain (loss) on available-for-sale securities	$15,119,400,000	$27,981,900,000	$15,119,400,000	$419,292,612,180	$159,040,469,000	$191,279,702,785	$176,787,168,662	$113,201,022,682	$20,949,548,449	$60,138,150,000
Comprehensive income (loss)	$15,119,400,000	$27,981,900,000	$15,119,400,000	$419,292,612,180	$159,040,469,000	$191,279,702,785	$176,787,168,662	$113,201,022,682	$20,949,548,449	$60,138,150,000

	Lord Chauffeurs Ltd.	Malibu Homes, Inc.	Natural Resources, Inc.	Penn Insurance Services LLC	Platinum Media, Inc.	Port de Claudius, Inc.	Port of Ostia Inc.	Slater & West, Inc.	Susquehanna Mortgage Bankers Corp	Ann Charles International Airport	Total
Operating Expenses
Loss from operations
Gain on sale of available securities
Provision for other securities
Net Loss
Unrealized gain (loss) on available-for-sale securities	$21,543,750,020	$60,138,150,020	$(3,323,750,010)	$1,224,744,592,230	$21,538,866,780	$251,761,935,810	$173,761,943,880	$12,112,881,600	$3,188,412,765,154	$788,783,492,000	$6,938,384,001,242
Comprehensive income (loss)	$21,543,750,020	$60,138,150,020	$(3,323,750,010)	$1,224,744,592,230	$21,538,866,780	$251,761,935,810	$173,761,943,880	$12,112,881,600	$3,188,412,765,154	$788,783,492,000	$6,938,384,001,242

The Company evaluates the investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments might not be recoverable.

Related Entities’ Agreements

On April 28, 2020, Ameri Metro Inc. (the “Company”) agreed to purchase a 25% non-controlling interest in Ann Charles International Airport, Inc. The ownership interest also includes ownership of book value in Ann Charles International Airport, Inc..  Ann Charles International Airport, Inc. shall pay 25% of all profits before taxes to the Company. Based on Ann Charles International Airport, Inc.’s operations through July 2020, the Company is entitled to $133,953,520,124.04 of Book Value. The Company will record 25% ownership of its stakeholder interest in their financial filings beginning August 10, 2020. All related future revenue will also be recorded in the Company’s financial filings.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

On August 23, 2021, the Company has engaged Elkana Amitai CPA Rimon 1, Mitzpe Netofa 1529500 Israel for all assurance services going forward and terminated Weinstein International, CPA.

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm of Weinstein International CPA for the July 31, 2020 audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	Year Ended July 31,
	2021	2020

Weinstein International CPA	$54,000	$54,000

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended July 31, 2021 and 2020.

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

23.1         Consent of Counsel*

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

99.61       Norasia Valuation Report dated July 31, 2020

____________________

* Filed herewith

** To be filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2021	By:	/s/ Shah Matthias
Shah Matthias
Founder, Chairman, and Chief Executive Officer

Date: October 27, 2021	By:	/s/ Robert Choiniere
Robert Choiniere
Chief Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Debra Mathias
Debra Mathias	Director	October 27, 2021

/s/ James Becker
James Becker	Director	October 27, 2021

/s/ Shahjahan C. Mathias
Shahjahan C. Mathias	Director	October 27, 2021

/s/ Donald E. ("Nick") Williams, Jr.
Donald E. ("Nick") Williams, Jr.	Director	October 27, 2021

/s/ Suhail Matthias
Suhail Matthias	Director	October 27, 2021

/s/ Steve Trout
Steve Trout	Director	October 27, 2021

/s/ Robert Todd Reynold
Robert Todd Reynold	Director	October 27, 2021

/s/ Bryan Elicker
Bryan Elicker	Director	October 27, 2021

/s/ Keith A. Doyle
Keith A. Doyle	Director	October 27, 2021

/s/ James Kingsborough
James Kingsborough	Director	October 27, 2021

/s/ John Thompson
John Thompson	Director	October 27, 2021