Form 10-Q
period 2021-10-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2021-12-10
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of preferred stock and common stock as of the latest practicable date.

Class	Outstanding at December 10, 2021
Preferred Stock, par value $0.00001	1,800,000 shares
Class A Common Stock, par value $0.000001	3,284,000 shares
Class B Common Stock, par value $0.000001	4,289,637,844 shares
Class C Common Stock, par value $0.000001	191,051,320 shares
Class D Common Stock, par value $0.000001	114,000,000 shares

AMERI METRO, INC.

TABLE OF CONTENTS

October 31, 2021

INDEX

Page
PART I – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of October 31, 2021 and July 31, 2021 (audited)	F-1

Condensed Consolidated Statements of Operations for the Three Months ended October 31, 2021 and 2020 (unaudited)	F-2

Condensed Consolidated Statements of Stockholders’ Deficit for the Three Months ended October 31, 2021 and 2020 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months ended October 31, 2021 and 2020 (unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (unaudited)	F-5

PART II – OTHER INFORMATION

Item 1.Legal Proceedings	13

Item 1A.Risk Factors	13

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.Defaults Upon Senior Securities	13

Item 4.Mine Safety Disclosures	13

Item 5.Other Information	13

Item 6.Exhibits	13

Signatures	15

AMERI METRO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2021	July 31, 2021
Assets
Current assets
Cash	$107	$4,838
Funding receivable	10	10
Master consulting fee asset	0	0
Total Current Assets	$117	$4,848

Office equipment, net	-	-
Contract asset	300,000,000	-

Total Assets	$300,000,117	$4,848

Accounts payable and accrued expenses	$2,799,043	$2,587,816
Accrued expenses – related parties	1,252,771	1,252,571
Accrued compensation expenses – related parties	54,981,518	54,881,206
Loans payable – related parties	444,218	378,216
Contract liability	270,000,000
Ameri Metro Inc. Trust Liability	30,000,000
Bond indenture obligation	10	10

Deferred revenue	0	0
Total Liabilities	$359,477,560	$59,099,820

Stockholders’ Deficit
Preferred stock, par value $0.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding	$2	$2
Common stock class A, par value $0.000001, 7,000,000 shares authorized, 3,284,000 (2021 - 1,684,000) shares issued and outstanding	3	1
Common stock class B, par value $0.000001, 10,000,000,000 shares authorized, 4,289,637,844 shares (2021 - 2,939,018,899) issued and outstanding	4,289	4,289
Common stock class C, par value $0.000001, 8,000,000,000 shares authorized, 191,051,320 shares (2021 - 145,045,680) issued and outstanding	191	191
Common stock class D, par value $0.000001, 8,000,000,000 shares authorized, 114,000,000 shares (2021 - 96,000,000) issued and outstanding	114	114
Additional paid in capital	247,468,006,817	247,303,957,909
Stock subscription receivable	(247,297,597,000)	(247,297,597,000)
Accumulated deficit	(229,891,859)	(65,460,478)

Total Stockholders’ Deficit	$(59,477,443)	$(59,094,972)

Total Liabilities and Stockholders’ Deficit	$300,000,117	$4,848

See accompanying notes to condensed consolidated financial statements.

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended October 31, 2021	For the three months ended October 31, 2020

Operating Expenses
General & Administrative	$164,431,181	$2,749,770

Total Operating Expenses	164,431,181	2,749,770

Loss From Operations	(164,431,181)	(2,749,770)

Other Expense
Interest expenses	(200)	(800)

Total Other Expense	(200)	(800)

Net Loss	$(164,431,381)	$(2,750,570)

Net Loss Per Share - Basic & Diluted	$(0.04)	$(0.00)

Weighted Average Common Shares
Outstanding - Basic & Diluted	4,597,207,947	3,391,327,000

See accompanying notes to condensed consolidated financial statements.

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021 AND 2020

(Unaudited)

	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Additional Paid in	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance - August 1, 2020	1,800,000	$2	1,684,000	$2	2,939,018,899	$2,939	145,045,680	$145	96,000,000	$96	$237,463,587,140	$(237,457,597,000)	$(59,311,348)	$(53,318,024)

Stock-based compensation	–	–	–	–	–	–	–	–	–	–	64	–	–	$64
Issuance of Class B shares at par	–	–	–	–	400,000,000	400	–	–	–	–	(400)	–	–	$–
Issuance of Class C shares at par	–	–	–		–	–	23,000,000	23	–	–	(23)	–	–	$–
Issuance of Class C shares at par	–	–	–	–	–	–	23,000,000	23	–	–	(23)	–	–	$–
Shares issued to officers for cash	–	–		–	2,400,000	2	–	–	–	–	9,839,999,998	(9,840,000,000.00)	–	$–
Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(2,750,570)	$(2,750,570)

Balance - October 31, 2020	1,800,000	$2	1,684,000	$2	3,341,418,899	$3,341	191,045,680	$191	96,000,000	$96	$247,303,586,756	$(247,297,597,000)	$(62,061,918)	$(56,068,530)

	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Additional Paid in	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance - August 1, 2021	1,800,000	$2	1,684,000	$1	4,692,037,844	$4,289	191,051,320	$191	114,000,000	$114	$247,303,957,909	$(247,297,597,000)	$(65,460,478)	$(59,094,972)

Stock-based-compensation	–	–	1,600,000	2	–	–	–	–	–	–	164,048,908	–	–	$164,048,910
Net Loss	–	–	–	–	–	–	–	–	–	–	–	–	(164,431,381)	$(164,431,381)

Balance - October 31, 2021	1,800,000	$2	3,284,000	$3	4,692,037,844	$4,289	191,051,320	$191	114,000,000	$114	$247,468,006,817	$(247,297,597,000)	$(229,891,859)	$(59,477,443)

See accompanying notes to condensed consolidated financial statements.

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months ended October 31, 2021	For the Three Months ended October 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(164,431,381)	$(2,750,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	103
Stock-based compensation	164,048,908	64

Change in operating assets and liabilities:
Prepaid expense and deposits	-	32,750
Funding receivable	-	-
Master consulting fee asset	-	-
Accounts payable and accrued expenses	211,229	269,704
Accrued expenses – related parties	200	(314)
Accrued compensation expenses – related parties	100,313	2,352,812
Bond indenture obligation	-	-
Deferred revenue	-	-

Cash flows used in operating activities	$(70,731)	$(95,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	66,000	84,440
Repayment of related party loans	-	-

Cash flows provided by financing activities	$66,000	$84,440

NET DECREASE IN CASH	(4,731)	(11,011)
CASH, BEGINNING OF PERIOD	4,838	28,396

CASH, END OF PERIOD	$107	$17,385

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON CASH INVESTING AND FINANCING TRANSACTIONS:
Contract Asset and Liabilities	$300,000,000	$–

See accompanying notes to condensed consolidated financial statements.

AMERI METRO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2021 and 2020

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s financial statements filed with the Securities and Exchange Commission (“SEC”) on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the unaudited interim condensed consolidated financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited interim condensed consolidated statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2021 as reported in Form 10-K, have been omitted.

Principles of Consolidation and Investments

The consolidated financial statements present the financial position, results of operations and cash flows for Ameri Metro and its wholly-owned subsidiary, Global Transportation & Infrastructure, Inc. (“GTI”). Intercompany transactions and balances have been eliminated in consolidation.

The financial position, results of operations and cash flows as of and for the period reported include the results of operations for Ameri Metro and GTI.

The Company accounts for all investments where it has significant influence over the investee and related ownership of greater than 20% and less than 50% ownership. The Company evaluates all investees to determine if they are considered variable interest entities. The Company does not believe it has any variable interest entities where it is the primary beneficiary of the investee, nor is the Company required to absorb or guarantee debt obligations and net losses of any of its investees.

Participating Profits Interest

As at October 31, 2021 and 2020, the Company has a 25% participating profits interest in nineteen related entities and a 10% participating profit in one other entity. The remaining 75% participating profits interest (and 100% voting control) is owned by the Company’s majority shareholder, Chairman of the Board of Directors and Chief Executive Officer. These entities have had no operations, assets, or liabilities, and as of October 31, 2021 and 2020, the Company’s participating profits interest in these companies was $0.

On October 29th, 2021, Jewel’s Real Estate 1086 MASTER LLLP Pennsylvania partnership established in 1997, and Ameri Metro, Infrastructure Cryptocurrency Inc., a Delaware company (together, “Seller”) established in 2021, and Ameri Metro, Inc., a Delaware company (“Buyer”) established in 2011 entered into a Real Property’s Purchase of Development Rights and Sale Agreement (the “Agreement”). Pursuant to the Agreement, Seller provided Buyer all rights to develop and acquire easements and other rights that relate to certain real property consisting of 4,443 single-family building lots, two golf courses, 30 acres of commercial mixed-use land, 20 acres for development of public schools, 20 acres for construction of civic buildings, and land for construction of sewer treatment facilities, located in California (the “Property”).

The purchase price for the Property (the “Purchase Price”) is Three Hundred Million Dollars ($300,000,000.00). Pursuant to this Agreement, Buyer paid to Seller an Option Fee in the form of shares of stock of Ameri Metro, Inc., equal to Thirty Million Dollars ($30,000,000.00) in the form of class B shares (6,383 shares) for a negotiated price of $4,700 per share. The class B shares were loaned to the Company from Ameri Metro Inc. Trust.

Jewel’s Real Estate 1086 MASTER LLLP is owned by the daughter of the CEO, Chairman and Founder of Ameri Metro, Inc.

The Company’s management has determined that acquisition of the Property does not constitute a business under S-X 3-05 and Item 2.01 of Form 8-K with reference to S-X 11-01(d) nor does the asset acquisition meet the business criteria under ASC-MG and ASC 805 for accounting purposes. Therefore, no historical financial statements are required to be provided.

Until the deed of trust is transferred from Jewel Real Estate 1086 MASTER LLLP to Ameri Metro, Inc., management will treat the contractual assets transferred as an indefinite life intangible asset, subject to annual impairment analysis. Upon transfer of the deed of trust to Ameri Metro, Inc. management will fully conduct a thorough accounting of the assets transferred in accordance with U.S. GAAP.

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

Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Due to loss for the period ended October 31, 2021 and 2020, the outstanding options are anti-dilutive. As a result, the computations of net loss per common shares is the same for both basic and fully diluted common stock. Potentially dilutive securities, which includes 24,420,000 and 10,490,000 stock options as at October 31, 2021, and 2020, have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been antidilutive.

Recent Accounting Pronouncements

In December 2019, the FASB issued a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for us beginning August 1, 2021. Management determined that the adoption of this new standard had no material impact on our consolidated financial statements.

There were no other accounting pronouncements to be adopted or required to be adopted in the quarter ended October 31, 2021. For the impact of potential announcements on the Company’s Fiscal 2022 financial statements please see the July 31, 2021 Form 10-K.

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception, management’s business strategy involves commencing development of various economic development projects and closing of acquisitions that are expected to be profitable subject to the availability of financing to make these projects and acquisitions commercially successful. As at October 31, 2021, the Company has continuing losses from operations. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

Management’s plans include selling our coins for consumptive use, equity securities and obtaining debt financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts. These factors create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

As of October 31, 2021, $59,033,333 (July 31, 2021 - $58,721,593 ) is accrued in relation to various employment agreements, directorship agreements, audit committee agreements and other payables.

To enhance disclosures although not required under US GAAP, as the balances and transactions are already disclosed throughout this Form 10-Q, or have not materially changed since our July 31, 2021 Form 10-K. The Company has summarized the related party balances as of October 31, 2021 and July 31, 2021 and the transactions between related parties recorded for the three months ended October 31, 2021 and 2020 below:

Balance Sheet	October 31, 2021	July 31, 2021

Accrued Interest - Related Parties	$2,705	$2,505
Accrued Consulting Fees - Related Parties	1,249,006	1,249,006
Due to related parties	1,060	1,060
Accrued Compensation - Audit Committee	1,530,000	1,530,000
Accrued Compensation - Officers and Directors	49,949,059	49,949,059
Total	$52,731,830	$52,731,630

Statement of Operations	October 31, 2021	October 31, 2020
Share Based Compensation - Shares issued to CEO	$164,040,387	$-
Share Based Compensation - Stock Based Options issued to Officers and Directors	8,522	64
Officer Salaries	-	1,300,000
Director	-	487,500
Audit Committee	-	90,000
Majority Shareholder	-	375,000

	$164,048,909	$2,252,564

NOTE 4 – LOANS PAYABLE – RELATED PARTY

As of October 31, 2021, $444,217 (July 31, 2021 - $378,216) is due to the majority shareholder as he paid expenses on behalf of the Company. The amount is unsecured, bears interest at 1% per annum and is due on demand.

NOTE 5 – CAPITAL STOCK

On September 13, 2021, the Company issued 1,600,000 Class A shares to its Founder, Chairman and CEO, which recorded as compensation expense in the consolidated statements of operations.

NOTE 6 – SHARE BASED COMPENSATION

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

During the three months ended October 31, 2021 and 2020, the Company recorded stock-based compensation of $164,048,908 and $64 on the consolidated statement of operations for all stock based compensation.

On June 12, 2019, the Company amended Equity Incentive Plans, Subscription Agreements and Equity Agreements so that options issued after June 12, 2019 would have a strike price equal to the market price at that grant date.

The outstanding equity compensation is as follows:

	October 31, 2021	October 31, 2020
Total Shares Outstanding	2,000,000	2,000,000
Total Shares Exercisable	2,000,000	2,000,000

Total Shares and Options Outstanding	26,240,000	12,890,000
Total Shares and Options Exercisable	24,040,000	8,400,000

A summary of the Company’s stock option activity is as follow:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding, July 31, 2020	10,890,000	$134.82	30.00	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Outstanding, October 31, 2020	10,890,000	$134.82	30.00	–
Exercisable, October 31, 2021	6,400,000	$189.43	30.00	$–
Outstanding, July 31, 2021	21,630,000	$637.76	19.65	$–
Granted	2,610,000	$4,566.00	30.00	–
Exercised	–	$–	–	–

Outstanding, October 31, 2021	24,240,000	$1,060.72	20.76	$–
Exercisable, October 31, 2021	22,040,000	$1,114.26	20.76	$–

All Officer and Director Share Options and Share Based Compensation are fully vested.

The only share options that are not fully vested are the WSMG advisory stock options as they are contingent upon the Company listing on the NYSE and / or the NASDAQ.

The fair value of each share option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months	Three Months
	Ended	Ended
	October 31,	October 31,
	2021	2020

Expected dividend yield	0%	0%
Expected volatility	17%	150%
Expected life (in years)	30	10
Risk-free interest rate	0.14%	0.92%

At October 31, 2021 and 2020, there was approximately $166 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan. There was nil intrinsic value associated with the outstanding stock options at October 31, 2021 and 2020.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Related and Non-related Party Agreements

The Company has entered into agreements with related and non-related parties for identified projects. As of October 31, 2020 and through October 31, 2021 the Company has no commitments or obligations under these agreements due to lack of financing and the need for a feasibility study before each project is begun. The Company will be committed to perform agreed upon services once feasibility study is complete and financing is available.

There were no material changes in the Company’s commitments and contingencies since filing its July 31, 2021 Form 10-K.

NOTE 8 – INCOME TAXES

At October 31, 2021 and July 31, 2021, the Company’s deferred tax assets consisted of principally net operating loss carry forwards. The material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of accrued expenses and the change in the valuation allowance during the applicable period. The Company has recorded a 100% valuation allowance as management is uncertain that the Company will realize the deferred tax assets, which as of July 31, 2021 were 100% related to carry forward net operating losses.

The Company has not filed its federal and state tax returns for the year ended July 31, 2021 and has filed its federal and state tax returns for the year ended July 31, 2020. The Net operating losses (“NOLs”) for July 31, 2021 will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of July 31, 2021, the Company had approximately $8.8 million of federal and state net operating losses that may be available to offset future taxable income. The Company due to the complicated nature of the transactions closed in the first quarter October 31, 2021, are determining the impact of the transactions from an accounting and tax perspective, if any. Additionally, the contract asset acquired during the three months ended October 31, 2021, has real property attached to the intangible but the deed of trust has not transferred to Ameri Metro, Inc., therefore its too complicated to effectively determine the tax implications of this transaction at this time. The Company will update the transaction tax implications which will determine the accounting for income taxes. However, due to continued losses it is expected at this time that the tax implications for accounting purposes would indicate and require full valuation allowance and any changes to the deferred tax assets and liabilities would not be material to investors.

The tax years 2014 to 2021 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 9 – SUBSEQUENT EVENTS

On November 30, 2021, Global Infrastructure Finance and Development Authority approved $300,000,000 in Ameri Coin and $300,000,000 in Crypto Infrastructure Bond as a first draw on a $1B grant package. The Company will use $270,000,000 of the Ameri Coin grant to settle $270,000,000 liability associated with the October 29, 2021 acquisition of the residential and commercial property in California. The grants would thereafter be used toward other economic development opportunities world-wide.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying unaudited consolidated financial statements and provides additional information on the Company’s businesses, current developments, financial condition, cash flows and results of operations. The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

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

BUSINESS

The Business

Ameri Metro, Inc. (“Ameri Metro” and the “Company”) is multifaceted emerging growth critical infrastructure and economic development company. The Company under the master construction agreement with related and non-related parties has over $510 Billion (USA) in construction contracts and or agreement/MOUs to construct projects, for various governments and states throughout the United States of America and Africa. The Company has an agreement with Bayelsa Oil Company (a State-owned company), through a related entity, holds rights to extract 70 million barrels of oil.

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

October 31, 2021 Quarterly Transaction

On October 29th, 2021, Jewel’s Real Estate 1086 MASTER LLLP Pennsylvania partnership established in 1997, and Ameri Metro, Infrastructure Cryptocurrency Inc., a Delaware company (together, “Seller”) established in 2021, and Ameri Metro, Inc., a Delaware company (“Buyer”) established in 2011 entered into a Real Property’s Purchase of Development Rights and Sale Agreement (the “Agreement”). Pursuant to the Agreement, Seller provided Buyer all rights to develop and acquire easements and other rights that relate to certain real property consisting of 4,443 single-family building lots, two golf courses, 30 acres of commercial mixed-use land, 20 acres for development of public schools, 20 acres for construction of civic buildings, and land for construction of sewer treatment facilities, located in California (the “Property”).

The purchase price for the Property (the “Purchase Price”) is Three Hundred Million Dollars ($300,00,000.00). Pursuant to this Agreement, Buyer paid to Seller an Option Fee in the form of shares of stock of Ameri Metro, Inc., equal to Thirty Million Dollars ($30,000,000.00) in the form of class B shares (6,383 shares) for a negotiated price of $4,700 per share. The class B shares were loaned to the Company from Ameri Metro Inc. Trust.

Jewel’s Real Estate 1086 MASTER LLLP is owned by the daughter of the CEO, Chairman and Founder of Ameri Metro, Inc.

The Company’s management has determined that acquisition of the Property does not constitute a business under S-X 3-05 and Item 2.01 of Form 8-K with reference to S-X 11-01(d) nor does the asset acquisition meet the business criteria under ASC-MG and ASC 805 for accounting purposes. Therefore, no historical financial statements are required to be provided.

Subsequent Event

On November 30, 2021, Global Infrastructure Finance and Development Authority approved $300,000,000 in Ameri Coin and $300,000,000 in Crypto Infrastructure Bond as a first draw on a $1B grant package.  The Company will use $270,000,000 of the Ameri Coin grant to settle $270,000,000 liability associated with the October 29, 2021 acquisition of the residential and commercial property in California. The grants would thereafter be used toward other economic development opportunities world-wide.

Results of Operations

Comparison of the Three Months Ended October 31, 2021 and 2020.

The Company has no source of continuing revenues and received no revenues for the three months ending October 31, 2021 and 2020. For the three months ended October 31, 2021 and 2020, the Company had total operating expenses of $164,431,181 and $2,749,770, respectively and net losses of $164,431,381 and $2,750,570, respectively. The increase in operating expenses and net loss resulted primarily from increases in professional fees, share based compensation and other expenses related the Company’s business strategy for acquisitions and to complete a direct listing with New York Stock Exchange.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities and total liabilities as of October 31, 2021 and July 31, 2021 were as follows:

	31-Oct-21	31-Jul-21
Cash	$107	$4,838
Total Current Assets	$117	$4,848
Total Assets	$300,000,117	$4,848
Current Liabilities	$359,477,560	$59,099,820

Cash Requirements

We had $107 in cash as of October 31, 2021. Our cash used in operations for the three months ended October 31, 2021 was $70,731. We had a net loss of $164,431,381 for the three months ended October 31, 2021 compared to October 31, 2020 of $2,750,570.

We had an accumulated deficit of $229,891,859 as of October 31, 2021.

Our cash on hand is not sufficient to cover our monthly expenses and we continue to seek financing in the form of our coins for consumptive use, debt or stock sales to finance our operations. There can be no assurance the Company will be successful in these efforts.

Sources and Uses of Cash

Operations

For the three months ended October 31, 2021, our net cash used in operating activities was $70,731.

For the three months ended October 31, 2020, our net cash used in operating activities was $95,451, which consisted primarily of our net loss of $2,750,570, offset on the reversal of non-cash share based compensation and increase in professional expenses.

Financing

For the three months ended October 31, 2021, our net cash provided by financing activities was $66,000, which consisted of proceeds from related party loans.

For the three months ended October 31, 2020, our net cash provided by financing activities was $84,440, which consisted of proceeds from related party loans.

Off-Balance Sheet Arrangements

As of October 31, 2021, we had no off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, we may become involved in legal proceedings from time to time. As of the date of this report, we are not aware of any material pending legal proceedings, other than the proceedings fully disclosed in our filed July 31, 2021 Form 10-K.

Item 1A. Risk Factors.

Not required.

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

Date: December 10, 2021	By:	/s/ Robert Choiniere
Robert Choiniere
Chief Financial Officer