Form 10-Q
period 2022-01-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2022-03-22
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of preferred stock and common stock as of the latest practicable date.

Class	Outstanding at March 17, 2022
Preferred Stock, par value $0.00001	1,800,000 shares
Class A Common Stock, par value $0.000001	3,284,000 shares
Class B Common Stock, par value $0.000001	4,289,637,844 shares
Class C Common Stock, par value $0.000001	191,051,230 shares
Class D Common Stock, par value $0.000001	114,000,000 shares

AMERI METRO, INC.

TABLE OF CONTENTS

January 31, 2022

INDEX

Page
PART I – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of January 31, 2022 (unaudited) and July 31, 2021 (audited)	F-1

Condensed Consolidated Statements of Operations for the Three and Six Months ended January 31, 2022 and 2021 (unaudited)	F-2

Condensed Consolidated Statements of Changes in Stockholders’ Equity / (Deficit) for the Six Months ended January 31, 2022 and 2021 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months ended January 31, 2022 and 2021 (unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (unaudited)	F-5

AMERI METRO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	31-Jan-22	31-Jul-21
Assets
Current assets
Cash	$492	$4,838
Total Current Assets	$492	$4,838

Funding receivable	10	10
Master consulting fee	0	0

Office equipment, net	-	-
Honduras joint venture	60,004,400	-
Crypto Assets	593,060,350	-

Total Assets	$653,065,252	$4,848

Accounts payable and accrued expenses	$3,064,182	$2,587,816
Accrued expenses - related parties	1,254,562	1,252,571
Accrued compensation expenses - related parties	55,081,831	54,881,206
Loans payable - related parties	520,586	378,216
Bond indenture obligation	10	10
Deferred revenues	0	0
Trust liability	30,000,000	-
Total Liabilities	$89,921,172	$59,099,819

Commitments and contingencies

Stockholders' Equity / (Deficit)
Preferred stock, par value $.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding	2	2
Common stock class A, par value $.000001, 7,000,000 shares authorized, 3,284,000 (2021 - 1,684,000) shares issued and outstanding	3	1
Common stock class B, par value $.000001, 10,000,000,000 shares authorized, 4,289,637,844 shares issued and outstanding	4,290	4,290
Common stock class C, par value $.000001, 8,000,000,000 shares authorized, 191,051,320 shares issued and outstanding	191	191
Common stock class D, par value $.000001, 8,000,000,000 shares authorized, 114,000,000 shares issued and outstanding	114	114
Additional paid in capital	247,468,006,817	247,303,957,909
Stock subscription receivable	(247,297,597,000)	(247,297,597,000)
Accumulated deficit	392,729,663	(65,460,478)

Total Stockholders' Equity / (Deficit)	$563,144,079	$(59,094,971)

Total Liabilities and Stockholders' Equity (Deficit)	$653,065,252	$4,848

See accompanying notes to condensed consolidated financial statements (unaudited).

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2022	Three months ended January 31, 2021	Six months ended January 31, 2022	Six months ended January 31, 2021

Operating Expenses
General & administrative	$442,592	$2,857,140	$164,872,618	$5,591,264

Total Operating Expenses	442,592	2,857,140	164,872,618	5,591,264

Loss From Operations	$(442,592)	$(2,857,140)	$(164,872,618)	$(5,591,264)

Other Income (Expense)
Interest expenses	(1,790)	(484)	(1,990)	(1,284)
Gain on settelement of debt	-	(2,450)	-	(2,450)
Other income - common control / related party transaction	323,064,749	-	323,064,749	-
Grant income - related party	300,000,000	-	300,000,000	-

Total Other Income	$623,062,959	$(2,934)	$623,062,759	$(3,734)

Net Income / (Loss)	$622,620,366	$(2,860,074)	$458,190,141	$(5,594,998)

Net Income / (Loss) Per Share - Basic & Diluted	$0.14	$(0.00)	$0.10	$(0.00)

Weighted Average Common Shares
Outstanding - Basic & Diluted	4,596,373,164	3,607,150,000	4,597,590,555	3,510,739,000

See accompanying notes to condensed consolidated financial statements (unaudited).

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

FOR THE SIX MONTHS ENDED JANUARY 31, 2022 AND 2021

(Unaudited)

	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Additional Paid in Capital	Stock Subscription Receivable	Accumulated Deficit
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount				Total

Balance - August 1, 2020	1,800,000	$2	1,684,000	$2	2,939,018,899	$2,939	145,045,680	$145	96,000,000	$96.00	$237,463,587,140	$(237,457,597,000)	$(59,311,348)	$(53,318,024)

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	106	-	-	106
Issuance of Class B shares at par	-	-	-	-	400,000,000	400	-	-	-	-	(400)	-	-	-
Issuance of Class C shares at par	-	-	-	-	-	-	23,000,000	23	-	-	(23)	-	-	-
Issuance of Class C shares at par	-	-	-	-	-	-	23,000,000	23	-	-	(23)	-	-	-
Shares issued to officers for cash	-	-		-	2,400,000	2	-	-	-	-	9,839,999,998	(9,840,000,000.00)	-	-
Conversion of shares for debt	-	-		-	-	-	5,640	-	-	-	339,579	-	-	339,579
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,594,998)	(5,594,998)

Balance - January 31, 2021	1,800,000	$2	1,684,000	$2	3,341,418,899	$3,341	191,051,320	$191	96,000,000	$96	$247,303,926,377	$(247,297,597,000)	$(64,906,346)	$(58,573,337)

	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Additional Paid in Capital	Stock Subscription Receivable	Accumulated Deficit
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount				Total

Balance, August 1, 2021	1,800,000	$2	1,684,000	$1	4,289,637,844	$4,290	191,051,320	$191	114,000,000	$114	$247,303,957,909	$(247,297,597,000)	$(65,460,478)	$(59,094,971)

Stock-based-compensation	-	-	1,600,000	2	-	-	-	-	-	-	164,048,908	-	-	$164,048,910
Net Income	-	-	-	-	-	-	-	-	-	-	-	-	458,190,141	$458,190,141

Balance, January 31, 2022	1,800,000	$2	3,284,000	$3	4,289,637,844	$4,290	191,051,320	$191	114,000,000	$114	$247,468,006,817	$(247,297,597,000)	$392,729,663	$563,144,079

See accompanying notes to condensed consolidated financial statements (unaudited).

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended 31-Jan-22	Six Months ended 31-Jan-21
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$458,190,141	$(5,594,998)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	-	207
Stock-based compensation	164,048,910	106
Other income - common control / related party transaction	(323,064,749)	-
Grant Income - related party	(300,000,000)	-

Change in operating assets and liabilities:
Prepaid expense and deposits	-	34,940
Accounts payable and accrued expenses	476,338	469,808
Accounts payable and accrued expenses – related parties	1,990	(676)
Accrued compensation expenses – related parties	200,654	4,705,654

Cash flows used in operating activities	$(146,716)	$(384,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	142,370	367,975
Repayment of related party loans	-	(11,410)

Cash flows provided by financing activities	$142,370	$356,565

NET DECREASE IN CASH	(4,346)	(28,394)
CASH, BEGINNING OF YEAR	4,838	28,396

CASH, END OF PERIOD	$492	$2

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON CASH INVESTING AND FINANCING TRANSACTIONS:
Settlement of Related Party Debt for Equity	$-	$339,515
Investment in Honduras Joint Venture	60,004,399	-
Digital Assets - Grants	300,000,000	-
Digital Assets - Settlement of Liabilities - Related Party	270,000,000	-
Digital Assets - Received from Malibut Homes - Related Party	722,737,800	-
Digital Assets - Payment to Third Party for Honduras Joint Venture	53,940,000	-
Share Financing from Trust - Related Party	$30,000,000	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

AMERI METRO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022 and 2021

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

Grant Package:

On November 30, 2021, Global Infrastructure Finance and Development Authority (a related party) approved $300,000,000 in Ameri Coin and $300,000,000 in Crypto Infrastructure Bond as a first draw on a $1B grant package. The $300,000,000 in Ameri Coin transferred to the Company generated “Grant Income” from a related party where Shah Mathias on the date of the transaction was the 100% owner of Global Infrastructure Finance and Development Authority. The Company used $270,000,000 of the Ameri Coin grant to settle $270,000,000 liability associated with the October 29, 2021 acquisition of the residential and commercial property in California. The grants would thereafter be used toward other economic development opportunities world-wide.

El Coray Independent Transaction:

On December 12, 2021, Momentum Economic Development Corporation (“Seller”), Natural Resources, LLC and the Company (together, “Buyer”) entered into a Letter of Agreement. The Seller agreed to sell and Buyer agreed to buy the certain project known as El Coray. El Coray is a natural resources project in the country of Honduras, Inocente de Los Dolores Lopez Melespin.id # 0890-1989-00001 within the Agua Fria and Ulua Olancho Oil basins, consisting of 44 square miles of real property having natural resources comprised of iron ore, oil, and gas together with all other minerals and aggregates.

The purchase price for the Property’s development rights and use rights of unlimited extraction of all minerals and unlimited air rights pursuant to Honduras land use rights is $90,000,000. Natural Resources, LLC paid a purchase price consideration in the form of class B stock of Ameri Metro, Inc. at $4,720 per share, totaling $29,995,600.00. In addition, Ameri Metro, Inc. paid to the Seller the remaining balance of $60,004,400.00 in the form of consumptive use tokens known as AMERI COIN developed pursuant to state of Wyoming USA law known as W.S.34-29-106 (c) (g) (ii) (g) (v). Each token is priced @180,193.3933, for a total of 333.00 Block chain tokens.

The Honduras land use rights is an arm’s length transaction with an independent third-party based on the information available.

Ameri Metro, Inc. owns a 25% non-controlling interest in Natural Resources, LLC, including a right to receive 25% of the income and losses from Natural Resources, LLC operations. Natural Resources, LLC provides oil, gas, and mineral extraction, timber harvesting, agricultural and related food production services.

The Company’s management has determined that on the acquisition date, the Property does not constitute a business under S-X 3-05 and Item 2.01 of Form 8-K with reference to S-X 11-01(d) nor does the asset acquisition meet the business criteria under ASC-MG and ASC 805 for accounting purposes. Therefore, no historical financial statements are required to be provided.

California Real Estate Transaction between Entities under Common Control:

On December 14, 2021, the Company entered into a “sale agreement” with Malibu Homes, Inc. The Company’s CEO Mr. Shah Mathias controls Ameri Metro by his overall shareholdings on this date and he also controls Malibu Homes, Inc. Mr. Shah Mathias negotiated the deal on behalf of the Company and Malibu Homes. The contract asset was sold to Malibu homes for a price of $722,738,000. The Company has an equity investment of 25% in Malibu Homes, Inc. The transaction is not at arms-length with two entities under common control by Mr. Shah Mathias and is a related party transaction.

Master Indenture Barter Agreements:

On January 17, 2021, the Company through 19 entities has signed agreements to complete $454,880,242,400 in financings for approximately 98 individual infrastructure and related projects. The financings have not been completed so there is no impact on the condensed consolidated financial statements as of and for the six months period ended January 31, 2022.

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

Principles of Consolidation and Investments

The condensed consolidated financial statements present the financial position, results of operations and cash flows for Ameri Metro and its wholly-owned subsidiary, Global Transportation & Infrastructure, Inc. (“GTI”). Intercompany transactions and balances have been eliminated in consolidation.

The financial position, results of operations and cash flows as of and for the period reported include the results of operations for Ameri Metro and GTI.

The Company accounts for all investments where it has significant influence over the investee and related ownership of greater than 20% and less than 50% ownership. The Company evaluates all investees to determine if they are considered variable interest entities. The Company does not believe it has any variable interest entities where it is the primary beneficiary of the investee, nor is the Company required to absorb or guarantee debt obligations and net losses of any of its investees as of January 31, 2022.

Participating Profits Interest

As at January 31, 2022 and 2021, the Company has a 25% participating profits interest in nineteen related entities and a 10% participating profit in one other entity. The remaining 75% participating profits interest (and 100% voting control) is owned by the Company’s majority shareholder, Chairman of the Board of Directors and Chief Executive Officer. These entities have had no operations and as of January 31, 2022 and 2021, the Company’s participating profits interest in these companies was $0.

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

Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Due to income and loss for the periods ended January 31, 2022 and 2021, respectively, the outstanding options are anti-dilutive. As a result, the computations of net loss per common shares is the same for both basic and fully diluted common stock. Potentially dilutive securities, which includes 24,240,000 and 10,890,000 stock options as at January 31, 2022 and 2021, have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been antidilutive, especially in 2022 they would have increased earnings per share.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which, among other things, requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The amendments in this update should be applied under a modified retrospective approach. The new standard is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management does not plan to early adopt this guidance. The Company’s only lease as at August 1, 2019 is a month-to-month rent agreement for office space. The month-to-month rent agreement is considered a lease with a term of 12 months or less. As the leases standard does not require lessees to apply the guidance to arrangements with a lease term of 12 months or less, the Company expects the new standard to have no material impact on its condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

Accounting for Income Taxes

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for us beginning in the third quarter of fiscal 2022, with early adoption permitted. We are still evaluating the impact this guidance will have on our condensed consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to U.S. GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update will be effective for us beginning with fiscal year 2021, with early adoption permitted. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The adoption of the amendments in this update is not expected to have a material impact on our condensed consolidated financial position and results of operations.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its condensed consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception, management’s business strategy involves commencing development of various economic development projects and closing of acquisitions that are expected to be profitable subject to the availability of financing to make these projects and acquisitions commercially successful. The net income generated in the six months ended January 31, 2022 will not provide any cash flows to the Company at this time in the future since the Company recorded non cash grant income and increase in valuation of real estate sold from one related entity under common control to another related entity under common control. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

NOTE 3 – HONDURAS JOINT VENTURE

The December 12, 2021, Honduras joint venture was recorded at the $60,004,400 cost attributable to the Company. The Company will record the profit and losses generated from this date forward. As of January 31, 2022, there were not profit or losses to be recorded from the Honduras joint venture. Management has obtained a third party appraisal that determines that the property rights are appropriately valued as of January 31, 2022. Management will vigorously analyze the Honduras joint venture for impairment on a quarterly and annual basis as required by ASC 350 Intangibles – Goodwill and Other.

The Company’s management has determined that acquisition of the property rights acquired to capitalize the joint venture does not constitute a business under S-X 3-05 and Item 2.01 of Form 8-K with reference to S-X 11-01(d) nor does the asset acquisition meet the business criteria under ASC-MG and ASC 805 for accounting purposes. Therefore, no historical financial statements are required to be provided.

NOTE 4 – SALE OF CONTRACT ASSET BETWEEN ENTITIES UNDER COMMON CONTROL

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

The purchase price for the Property (the “Purchase Price”) is $300,000,000. Pursuant to this Agreement, Buyer paid to Seller an Option Fee in the form of shares of stock of Ameri Metro, Inc., equal to $30,000,000 in the form of class B shares (6,383 shares) for a negotiated price of $4,700 per share. The class B shares were loaned to the Company from Ameri Metro Inc. Trust.

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

Effective October 29th, 2021, the Company terminated the assignment agreement to Malibu Homes, Inc.

On December 14, 2021, the Company and Malibu Homes, Inc. agreed on the purchase and sale of the Property.

Per the Letter of Agreement, Ameri Metro, Inc. sold all its rights, title and interest, together with all its obligations and duties under the Agreement to Malibu Homes, Inc. for the sum of $722,738,000, to be paid in the form of consumptive use Tokens @ $180,000 price per token, and the tokens are used as defined in W.S.34-29 106(g)(ii), not as a financial investment as defined in W.S34-29-106(g)(V). The tokens are called Ameri Coin, developed by Ameri Metro Infrastructure Cryptocurrency, Inc.

The Company is in the business of earning consulting fees for general contracting and construction management services for the completion of infrastructure and construction projects and is not in the business of purchasing and selling real estate. Malibu Homes, Inc. is in the business of developing property.

The Company has concluded that since its an asset purchase not in the normal course of its operations that the increase in the fair value of the Property should be recorded as other income.

NOTE 5 – DIGITAL OR CRYPTO ASSETS

The Company received and paid the following crypto assets from related and to third parties during the six months ended January 31, 2022.

The following is the summary of the transactions for the AMIC Coin:

Date	Quantity	Coin Price	Cost Basis	Transaction
11/30/2021	2,000	$150,000	$300,000,000	Grant Package
11/30/2021	(1,800)	150,000	(270,000,000)	Grant Package
12/14/2021	4,015	180,000	722,737,800	California Real Estate Malibu Homes
12/16/2021	(333)	$161,982	(53,940,000)	Honduras Joint Venture
1/31/2022			(105,737,450)	Equity interco adjustment
	3,882		$593,060,350

The AMIC Coins are currently not liquid and do not have any confirmed third party purchases as of January 31, 2022.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of January 31, 2022, $55,081,831 (July 31, 2021 - $54,881,206) is accrued in relation to various employment agreements, directorship agreements and audit committee agreements.

To enhance disclosures although not required under US GAAP, as the balances and transactions are already disclosed throughout this Form 10-Q, or have not materially changed since our July 31, 2021 Form 10-K. The Company has summarized the related party balances as of January 31, 2021 and July 31, 2021 and the transactions between related parties recorded for the six months ended January 31, 2022 and 2021 below:

Balance Sheet	31-Jan-22	31-Jul-21

Accrued Interest - Related Parties	$4,496	$2,505
Accrued Consulting Fees - Related Parties	1,249,006	1,249,006
Due to related parties	1,060	1,060
Accrued Compensation - Audit Committee	1,530,000	1,530,000
Accrued Compensation - Officers and Directors	49,949,059	49,949,059
Total	$52,733,621	$52,731,630

Statement of Operations	31-Jan-22	31-Jan-21
Share Based Compensation - Shares issued to CEO	$164,048,910	$-
Share Based Compensation - Stock Based Options issued to Officers and Directors	8,522	-
Officer Salaries	-	2,600,106
Director	-	975,000
Audit Committee	-	180,000
Majority Shareholder	-	750,000
Other Income - Common Control / Related Party Transaction	(323,064,749)	-
Grant Income - Related Party	(300,000,000)	-

Total	$(459,007,317)	$4,505,106

NOTE 7 – LOANS PAYABLE – RELATED PARTY

As of January 31, 2022, $520,586 (July 31, 2021 - $378,216) is due to the majority shareholder as he paid expenses on behalf of the Company. The amount is unsecured, bears interest at 1% per annum and is due on demand.

NOTE 8 – CAPITAL STOCK

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

During the three months ended January 31, 2022 and 2021, the Company recorded stock-based compensation of $- and $46 on the consolidated statement of operations for all stock based compensation.

During the six months ended January 31, 2021 and 2021, the Company recorded stock-based compensation of $164,048,909 and $106 on the consolidated statement of operations for all stock based compensation.

On June 12, 2019, the Company amended Equity Incentive Plans, Subscription Agreements and Equity Agreements so that options issued after June 12, 2019 would have a strike price equal to the market price at that grant date.

	31-Jan-22	31-Jan-21
Total Shares Outstanding	2,000,000	2,000,000
Total Shares Exercisable	2,000,000	2,000,000

Total Shares and Options Outstanding	26,240,000	12,890,000
Total Shares and Options Exercisable	24,040,000	8,400,000

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding, July 31, 2021	10,890,000	$134.82	30.00	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Outstanding, January 31, 2021	10,890,000	$134.82	30.00	-
Exercisable, January 31, 2021	6,400,000	$189.43	30.00	$-
Outstanding, July 31, 2021	21,630,000	$637.76	19.65	$-
Granted	2,610,000	$4,566.00	30.00	-
Exercised	-	$-	-	-

Outstanding, January 31, 2022	24,240,000	$1,060.72	20.76	$-
Exercisable, January 31, 2022	22,040,000	$1,114.26	20.76	$-

At January 31, 2022, there was $166 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan. There was nil intrinsic value associated with the outstanding stock options at January 31, 2022.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Related and Non-related Party Agreements

The Company has entered into agreements with related and non-related parties for identified projects. As of January 31, 2022 and through March 17, 2022, the Company has no commitments or obligations under these agreements due to lack of financing and the need for a feasibility study before each project is begun. The Company will be committed to perform agreed upon services once feasibility study is complete and financing is available.

Employee Agreements

The Company has entered into material agreements with its Officers and Directors for more information on these contracts please see the Company’s July 31, 2020 Form 10-K.

As of January 31, 2022 and July 31, 2021, total accrued compensation expenses to related parties related to the above employment agreements were $55,081,831 and $54,881,206, respectively. As of January 31, 2022 and July 31, 2021, the Company has accrued payroll taxes of $1,564,958 and $1,540,815, respectively, related to the accrued compensation expenses.

Operating Lease

On April 30, 2014, the Company terminated its existing office space lease, and entered into a new month-to-month rent agreement for office space. The new agreement which commenced on November 1, 2015, calls for monthly rent payments of $1,440. The terminated lease agreement has not been resolved as to payment of existing amounts due or as to any early termination fees. According to the lease agreement, the Company’s unpaid rental balance shall bear interest until paid at a rate equal to the prime rate of interest charged by the M&T Bank, plus 2 percent. Late payment charge is $25 per day beginning with the first day following the due date. As of January 31, 2022, and July 31, 2021, the Company recorded accrued interest and late fee of $170,060 and $163,389, respectively.

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

NOTE 11 – INCOME TAXES

At January 31, 2022 and July 31, 2021, the Company’s deferred tax assets consisted of principally net operating loss carry forwards. The material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of accrued expenses and the change in the valuation allowance during the applicable period. The Company has recorded a 100% valuation allowance as management is uncertain that the Company will realize the deferred tax assets.

The Company has filed its federal and state tax returns for the year ended July 31, 2021 and has filed its federal and state tax returns for the year ended July 31, 2021. The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of January 31, 2021, the Company had approximately $10.9 million of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2021 unless utilized.

The tax years 2013 to 2021 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 12 – SUBSEQUENT EVENTS

We have evaluated subsequent events through March 17, 2022, the date on which the accompanying condensed consolidated financial statements were available to be issued. Based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying condensed consolidated financial statements or disclosures in the notes thereto, except as follows:

On March 8, 2022, the Company’s CEO previously holding and owning 75% equity interest in each such named entity below, has reduced his 75% stock ownership to 50% stock ownership, and transferred the 50% of stock he currently owns to Mr. Todd Owen, who shall now and as of this date hereby own 50% of the stock in all such listed entities as listed herein this filing.

The purpose of the Collaboration Agreement was to provide funding for projects, and for Mr. Mathias and Mr. Owen to each have 50% ownership, as a result of the Collaboration Agreement. Ameri – Metro will still maintain its profit in interest to receive expected profits and losses in the 20 equity investment entities, it will simply not maintain ownership in these entities.

On March 9, 2022, the Company gave notice to all of its Class B stockholders that the Company is facilitating, in good faith and trust, on behalf of certain qualifying Class B shareholders, an agreement to sell their shares to a third party. Electing shareholders shall each receive an initial payment of $50,000, and additional payments of $100,000, each 120 days until such time as their share price of $4,720.00 per share is paid in full. Partial payments of the amounts above shall be made where the aggregate purchase price is less than any such payment. The Company will not receive any fee for this arrangement.

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

Forward-Looking Statements

Except for the historical information contained herein, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve risks and uncertainties, including, among other things, statements concerning: our business strategy; liquidity and capital expenditures; future sources of revenues and anticipated costs and expenses; and trends in industry activity generally. Such forward-looking statements include, among others, those statements including the words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or similar language or by discussions of our outlook, plans, goals, strategy or intentions.

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

The Company and the 20 related entities were formed to engage primarily in High-Speed Rail for passenger, freight transportation, and ancillary infrastructure projects such as inland ports, deep water sea ports, airports, airline, toll roads, toll bridges, energy, utilities, power grid, telecommunications, technologies, housing, insurance services, media, and as mortgage banker for infrastructure projects and related transportation projects. In 2021, the Company’s management has completed a third party valuation of the 20 entities which was based on projected discounted net income (Level 3). The resulting Level Three fair value is provided later in this section and totals $5,832,773,150,661 Management has not recorded the fair value in the condensed consolidated financial statements.

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

Since its incorporation, the Company has developed its business plan, appointed officers and directors, engaged initial project consultants, and had meetings with certain agencies and groups related to potential future projects as disclosed in the “Current Potential Projects” section of the Company’s July 31, 2021 Form 10-K.

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

4. Global Infrastructure Finance & Development Authority (GIFDA) (A Related Party)

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

Participating Profits Interest

As at January 31, 2022, the Company has a 25% participating profits interest in nineteen related entities and a 10% participating profit in one other entity. The remaining 75% participating profits interest (and 100% voting control) is owned by the Company’s majority shareholder. These entities have had no operations and as of January 31, 2022, the Company’s participating profits interest in these companies was $0.

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

The following table details the carrying value of the Company’s respective equity method investments. Management has completed a third party valuation of the 20 entities which was based on projected discounted net income (Level 3). The resulting Level Three fair value is provided below and totals $5,832,773,150,661 Management believes that future discounted net income will approximate its future net discounted cash flows. Additionally, any material changes to critical valuation inputs and future net income (or cash flows) can materially change the fair value of the equity investments. Management has not recorded the fair value in the financial statements:

		As of January 31,

	2021- Carry	2022 - Level Three Fair	2021 - Level Three
	Value	Value	Fair Value

Ameri Cement, Inc.	$-	$5,901,725,000	$4,347,389,409
Ann Charles International Airport, Inc.	-	203,889,424,000	-
Atlantic Energy & Utility Productts, Inc.	-	11,801,725,000	9,963,061,002
Cape Horn Abstracting, Co.	-	5,901,725,000	4,347,389,369
Dutch East India Logistics Co.	-	156,199,170,650	17,970,149,093
Eastern Development & Design Inc.	-	45,533,205,000	9,645,438,619
HSR Freight Line Inc.	-	54,663,721,680	11,383,540,641
HSR Logistics Inc.	-	49,956,706,400	9,288,207,375
HSR Passenger Services, Inc.	-	33,118,537,440	8,411,765,384
HSR Technologies, Inc.	-	11,978,710,000	14,312,944,887
KSJM International Airport, Inc.	-	73,751,725,000	24,002,239,989
Lord Chauffeurs Ltd.	-	8,850,000,000	7,155,225,213
Malibu Homes, Inc.	-	26,551,725,000	24,002,239,993
Natural Resources, Inc.	-	2,065,000,000	-
Penn Insurance Services LLC	-	329,007,748,050	10,867,642,830
Platinum Media, Inc.	-	8,847,994,000	7,153,603,355
Port de Claudius, Inc.	-	3,610,027,802,740	14,644,293,835
Port of Ostia Inc.	-	223,499,618,920	9,951,941,981
Slater & West, Inc.	-	4,521,951,650	3,033,322,251
Susquehanna Mortgage Bankers Corp.	-	966,704,935,130	9,962,105,803
Total equity method investments.	$-	$5,832,773,150,661	$200,442,501,030

Grant Package:

On November 30, 2021, Global Infrastructure Finance and Development Authority (a related party) approved $300,000,000 in Ameri Coin and $300,000,000 in Crypto Infrastructure Bond as a first draw on a $1B grant package.  The $300,000,000 in Ameri Coin transferred to the Company generated “Grant Income” from a related party where Shah Mathias on the date of the transaction was the 100% owner of Global Infrastructure Finance and Development Authority. The Company used $270,000,000 of the Ameri Coin grant to settle $270,000,000 liability associated with the October 29, 2021 acquisition of the residential and commercial property in California. The grants would thereafter be used toward other economic development opportunities world-wide.

El Coray Independent Transaction:

On December 12, 2021, Momentum Economic Development Corporation (“Seller”), Natural Resources, LLC and the Company (together, “Buyer”) entered into a Letter of Agreement. The Seller agreed to sell and Buyer agreed to buy the certain project known as El Coray. El Coray is a natural resources project in the country of Honduras, Inocente de Los Dolores Lopez Melespin.id # 0890-1989-00001 within the Agua Fria and Ulua Olancho Oil basins, consisting of 44 square miles of real property having natural resources comprised of iron ore, oil, and gas together with all other minerals and aggregates.

The purchase price for the Property’s development rights and use rights of unlimited extraction of all minerals and unlimited air rights pursuant to Honduras land use rights is $90,000,000. Natural Resources, LLC paid a purchase price consideration in the form of class B stock of Ameri Metro, Inc. at $4,720 per share, totaling $29,995,600.00. In addition, Ameri Metro, Inc. paid to the Seller the remaining balance of $60,004,400.00 in the form of consumptive use tokens known as AMERI COIN developed pursuant to state of Wyoming USA law known as W.S.34-29-106 (c) (g) (ii) (g) (v). Each token is priced @180,193.3933, for a total of 333.00 Block chain tokens.

The Honduras land use rights is an arm’s length transaction with an independent third-party.

Ameri Metro, Inc. owns a 25% non-controlling interest in Natural Resources, LLC, including a right to receive 25% of the income and losses from Natural Resources, LLC operations. Natural Resources, LLC provides oil, gas, and mineral extraction, timber harvesting, agricultural and related food production services.

The Company’s management has determined that on the acquisition date, the Property does not constitute a business under S-X 3-05 and Item 2.01 of Form 8-K with reference to S-X 11-01(d) nor does the asset acquisition meet the business criteria under ASC-MG and ASC 805 for accounting purposes. Therefore, no historical financial statements are required to be provided.

California Real Estate Transaction between Entities under Common Control:

On December 14, 2021, the Company entered into a “sale agreement” with Malibu Homes, Inc. The Company’s CEO Mr. Shah Mathias controls Ameri Metro by his overall shareholdings on this date and he also controls Malibu Homes, Inc. Mr. Shah Mathias negotiated the deal on behalf of the Company and Malibu Homes. The contract asset was sold to Malibu homes for a price of $722,738,000. The Company has an equity investment of 25% in Malibu Homes, Inc. The transaction is not at arms-length with two entities under common control by Mr. Shah Mathias and is a related party transaction.

Master Indenture Barter Agreements:

On January 17, 2021, the Company through 19 entities has signed agreements to complete $454,880,242,400 in financings for approximately 98 individual infrastructure and related projects. The financings have not been completed so there is no impact on the condensed consolidated financial statements as of and for the six months period ended January 31, 2022.

Funding Collaboration Agreement:

On March 8, 2022, the Company’s CEO previously holding and owning 75% equity interest in each such named entity below, has reduced his 75% stock ownership to 50% stock ownership, and transferred the 50% of stock he currently owns to Mr. Todd Owen, who shall now and as of this date hereby own 50% of the stock in all such listed entities as listed herein this filing.

The purpose of the Collaboration Agreement was to provide funding for projects, and for Mr. Mathias and Mr. Owen to each have 50% ownership, as a result of the Collaboration Agreement. Ameri – Metro will still maintain its profit in interest to receive expected profits and losses in the 20 equity investment entities, it will simply not maintain ownership in these entities.

Class B Stockholders Agreement:

On March 9, 2022, the Company gave notice to all of its Class B stockholders that the Company is facilitating, in good faith and trust, on behalf of certain qualifying Class B shareholders, an agreement to sell their shares to a third party. Electing shareholders shall each receive an initial payment of $50,000, and additional payments of $100,000, each 120 days until such time as their share price of $4,720.00 per share is paid in full. Partial payments of the amounts above shall be made where the aggregate purchase price is less than any such payment. The Company will not receive any fee for this arrangement.

Results of Operations

Significant Risks and Uncertainties

See the Risk Factors included in our Annual report on Form 10-K for the year ended July 31, 2021 as filed with the Securities and Exchange Commission.

Comparison of the Six Months Ended January 31, 2022 and 2021.

The Company has no source of continuing revenues and collected no revenues for the six months ending January 31, 2022 and 2021.   For the six months ended January 31, 2022 and 2021, the Company had total operating expenses of $164,872,618 and $5,024,860, respectively and net income and loss of $458,190,141 and $3,671,534, respectively. The increase in operating expenses resulted primarily from increases of approximately $164,048,910 in stock based compensation and the change in net income increased due to generating other income from a transaction under common control with a related party for $323,064,749 and grant income of $300,000,000.

Comparison of the Three Months Ended January 31, 2022 and 2021.

The Company has no source of continuing revenues and received no revenues for the three months ending January 31, 2022 and 2021.   For the three months ended January 31, 2022 and 2021, the Company had total operating expenses of $442,592 and $2,538,996, respectively and net losses of $622,620,366 and $1,199,448, respectively. The decrease in operating expenses resulted primarily from the board of directors ceasing all salaries paid to the board of directors, the officers and audit committee and net income increased due to generating other income from a transaction under common control with a related party for $323,064,749 and grant income of $300,000,000.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities and total liabilities as of January 31, 2022 and July 31, 2021 were as follows:

	31-Jan-22	31-Jan-21
Cash	$492	$2
Total current assets	492	2
Total assets	653,065,252	106
Total current liabilities	$59,921,162	$58,573,442

Cash Requirements

We had $492 in cash as of January 31, 2022. Our cash used in operations for the six months ended January 31, 2022 was $146,716 and through January 31, 2021 was $384,959. Our cash on hand is not sufficient to cover our monthly expenses and we continue to seek financing in the form of debt or stock sales to finance our operations. There can be no assurance the Company will be successful in these efforts.

Sources and Uses of Cash

Operations

For the six months ended January 31, 2022, our net cash used in operating activities was $146,716, which consisted primarily of our net loss of $5,594,998, offset on the deferral of officer and director salary and increase in professional expenses.

Financing

For the six months ended January 31, 2022, our net cash provided by financing activities was $142,370, which consisted primarily of proceeds from related party loans.

Off-Balance Sheet Arrangements

As of January 31, 2022 we had no off-balance sheet arrangements.

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

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factor set forth below and the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2021, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of January 31, 2022, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended July 31, 2021.

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

Date: March 22, 2022	By:	/s/ Robert Choiniere
Robert Choiniere
Chief Financial Officer