Form 10-Q/A
period 2022-01-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2022-03-29
CIK 1534155

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

EXPLANATORY NOTE

Ameri Metro, Inc. (referred to as “we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2022 (the “Original Form 10-Q”). This Amendment No. 1 amends the original Form 10-Q to reflect a change in the accounting for grants received by the Company, due to additional information being received after the filing, changing the nature of the transaction as a control transaction with related parties.

AMERI METRO, INC.

TABLE OF CONTENTS

January 31, 2022

INDEX

Page
PART I – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of January 31, 2022 (unaudited) and July 31, 2021 (audited)	F-1

Condensed Consolidated Statements of Operations for the Three and Six Months ended January 31, 2022 and 2021 (unaudited)	F-2

Condensed Consolidated Statements of Changes in Stockholders’ Equity / (Deficit) for the Six Months ended January 31, 2022 and 2021 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months ended January 31, 2022 and 2021 (unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (unaudited)	F-5

AMERI METRO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	31-Jan-22	31-Jul-21
Assets
Current assets
Cash	$492	$4,838
Total Current Assets	$492	$4,838

Funding receivable	10	10
Master consulting fee	0	0

Office equipment, net	-	-
Honduras joint venture	60,004,400	-
Crypto assets	593,060,350	-

Total Assets	$653,065,252	$4,848

Accounts payable and accrued expenses	$3,064,183	$2,587,815
Accrued expenses - related parties	1,254,562	1,252,571
Accrued compensation expenses - related parties	55,081,831	54,881,206
Loans payable - related parties	520,586	378,216
Bond indenture obligation	10	10
Deferred revenues	0	0
Trust liability	30,000,000	-
Total Liabilities	$89,921,172	$59,099,819

Commitments and contingencies	-	-

Stockholders' Equity / (Deficit)
Preferred stock, par value $.000001, 200,000,000 shares authorized, 1,800,000 shares issued and outstanding	2	2
Common stock class A, par value $.000001, 7,000,000 shares authorized, 3,284,000 (2021 - 1,684,000) shares issued and outstanding	3	1
Common stock class B, par value $.000001, 10,000,000,000 shares authorized, 4,289,637,844 shares issued and outstanding	4,290	4,290
Common stock class C, par value $.000001, 8,000,000,000 shares authorized, 191,051,320 shares issued and outstanding	191	191
Common stock class D, par value $.000001, 8,000,000,000 shares authorized, 114,000,000 shares issued and outstanding	114	114
Additional paid in capital	247,768,006,817	247,303,957,909
Stock subscription receivable	(247,297,597,000)	(247,297,597,000)
Accumulated deficit	92,729,663	(65,460,478)

Total Stockholders' Equity / (Deficit)	563,144,079	(59,094,971)

Total Liabilities and Stockholders' Equity / (Deficit)	$653,065,252	$4,848

See accompanying notes to condensed consolidated financial statements (unaudited).

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2022	Three months ended January 31, 2021	Six months ended January 31, 2022	Six months ended January 31, 2021

Operating Expenses
General & administrative	$442,592	$2,857,140	$164,872,618	$5,591,264

Total Operating Expenses	442,592	2,857,140	164,872,618	5,591,264

Loss From Operations	$(442,592)	$(2,857,140)	$(164,872,618)	$(5,591,264)

Other Income / (Expense)
Interest expenses	(1,790)	(484)	(1,990)	(1,284)
Other income - ceo control / related party transaction	323,064,749	(2,450)	323,064,749	(2,450)

Total Other Income	$323,062,959	$(2,934)	$323,062,759	$(3,734)

Net Income / (Loss)	$322,620,366	(2,860,074)	158,190,141	(5,594,998)

Net Income / (Loss) Per Share - Basic & Diluted	$0.07	$(0.00)	$0.03	$(0.00)

Weighted Average Common Shares
Outstanding - Basic & Diluted	4,597,973,164	3,607,150,000	4,597,590,555	3,510,739,000

See accompanying notes to condensed consolidated financial statements (unaudited).

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

FOR THE SIX MONTHS ENDED JANUARY 31, 2022 AND 2021

(Unaudited)

	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Additional Paid in Capital	Stock Subscription Receivable	Accumulated Deficit
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount				Total

Balance - August 1, 2020	1,800,000	$2	1,684,000	$2	2,939,018,899	$2,939	145,045,680	$145	96,000,000	$96.00	$237,463,587,140	$(237,457,597,000)	$(59,311,348)	$(53,318,024)

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	106	-	-	106
Issuance of Class B shares at par	-	-	-	-	400,000,000	400	-	-	-	-	(400)	-	-	-
Issuance of Class C shares at par	-	-	-	-	-	-	23,000,000	23	-	-	(23)	-	-	-
Issuance of Class C shares at par	-	-	-	-	-	-	23,000,000	23	-	-	(23)	-	-	-
Shares issued to officers for cash	-	-	-	-	2,400,000	2	-	-	-	-	9,839,999,998	(9,840,000,000)	-	-
Conversion of shares for debt							5,640	-			339,579			339,579
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,594,998)	(5,594,998)

Balance - January 31, 2021	1,800,000	$2	1,684,000	$2	3,341,418,899	$3,341	191,051,320	$191	96,000,000	$96	$247,303,926,377	$(247,297,597,000)	$(64,906,346)	$(58,573,337)

	Preferred Stock		Common Stock Class A		Common Stock Class B		Common Stock Class C		Common Stock Class D		Additional Paid in Capital	Stock Subscription Receivable	Accumulated Equity (Deficit)
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount				Total

Balance, August 1, 2021	1,800,000	$2	1,684,000	$1	4,289,637,844	$4,290	191,051,320	$191	114,000,000	$114	$247,303,957,909	$(247,297,597,000)	$(65,460,478)	$(59,094,971)

Stock-based-compensation	-	-	1,600,000	2	-	-	-	-	-	-	164,048,908	-	-	164,048,910

Grant contribution											300,000,000			300,000,000

Net income	-	-	-	-	-	-	-	-	-	-	-	-	158,190,141	158,190,141

Balance, January 31, 2022	1,800,000	$2	3,284,000	$3	4,289,637,844	$4,290	191,051,320	$191	114,000,000	$114	$247,768,006,817	$(247,297,597,000)	$92,729,663	$563,144,079

See accompanying notes to condensed consolidated financial statements (unaudited).

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended 31-Jan-22	Six Months ended 31-Jan-21
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$158,190,141	$(5,594,998)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	-	207
Stock-based compensation	164,048,910	106
Other income - CEO control / related party transaction	(323,064,749)	-

Change in operating assets and liabilities:
Prepaid expense and deposits	-	34,940
Accounts payable and accrued expenses	476,366	469,808
Accounts payable and accrued expenses – related parties	1,991	(676)
Accrued compensation expenses – related parties	200,625	4,705,654

Cash flows used in operating activities	$(146,717)	$(384,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	142,370	367,975
Repayment of related party loans	-	(11,410)

Cash flows provided by financing activities	$142,370	$356,565

NET DECREASE IN CASH	(4,346)	(28,394)
CASH, BEGINNING OF YEAR	4,838	28,396

CASH, END OF PERIOD	$492	$2

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON CASH INVESTING AND FINANCING TRANSACTIONS:
Settlement of Related Party Debt for Equity	$-	$339,515
Investment in Honduras Joint Venture	60,004,399	-
Digital Assets - Grants	300,000,000	-
Digital Assets - Settlement of Liabilities - Related Party	270,000,000	-
Digital Assets - Received from Malibu Homes - Related Party	722,737,800	-
Digital Assets - Payment to Third Party for Honduras Joint Venture	53,940,000	-
Share Financing from Trust - Related Party	$30,000,000	$-

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

Grant Package:

On November 30, 2021, Global Infrastructure Finance and Development Authority (a related party) approved $300,000,000 in Ameri Coin and $300,000,000 in Crypto Infrastructure Bond as a first draw on a $1B grant package. The $300,000,000 in Ameri Coin transferred to the Company generated “Grant Income” from a related party where Shah Mathias on the date of the transaction is director / officer and controls Global Infrastructure Finance and Development Authority. Also, the trustee for Global Infrastructure Finance and Development Authority is also a member of the Company’s’ audit committee. The Company used $270,000,000 of the Ameri Coin grant to settle $270,000,000 liability associated with the October 29, 2021 acquisition of the residential and commercial property in California. The grants would thereafter be used toward other economic development opportunities world-wide.

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

The purchase price for the Property’s development rights and use rights of unlimited extraction of all minerals and unlimited air rights pursuant to Honduras land use rights is $90,000,000. Natural Resources, LLC paid a purchase price consideration in the form of class B stock of Ameri Metro, Inc. at $4,720 per share, totaling $29,995,600. In addition, Ameri Metro, Inc. paid to the Seller the remaining balance of $60,004,400 in the form of consumptive use tokens known as AMERI COIN developed pursuant to state of Wyoming USA law known as W.S.34-29-106 (c) (g) (ii) (g) (v). Each token is priced @180,193.3933, for a total of 333.00 Block chain tokens.

The Honduras land use rights is an arm’s length transaction with an independent third-party based on the information available.

As of the date of the transaction, Ameri Metro, Inc. owns a 25% non-controlling interest in Natural Resources, LLC, including a right to receive 25% of the income and losses from Natural Resources, LLC operations. Natural Resources, LLC provides oil, gas, and mineral extraction, timber harvesting, agricultural and related food production services. Our CEO Shah Mathias owns the other 75% of Natural Resources, LLC as of the date of the transaction.

The Company’s management has determined that on the acquisition date, the Property does not constitute a business under S-X 3-05 and Item 2.01 of Form 8-K with reference to S-X 11-01(d) nor does the asset acquisition meet the business criteria under ASC-MG and ASC 805 for accounting purposes. Therefore, no historical financial statements are required to be provided.

California Real Estate Transaction between Entities under CEO Control:

On December 14, 2021, the Company entered into a “sale agreement” with Malibu Homes, Inc. The Company’s CEO Mr. Shah Mathias controls Ameri Metro by his overall shareholdings on this date and he also controls Malibu Homes, Inc. Mr. Shah Mathias negotiated the deal on behalf of the Company and Malibu Homes. The contract asset was sold to Malibu homes for a price of $722,738,000. The Company has an equity investment of 25% in Malibu Homes, Inc. The transaction is not at arms-length with two entities under CEO control by Mr. Shah Mathias and is a related party transaction.

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

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception, management’s business strategy involves commencing development of various economic development projects and closing of acquisitions that are expected to be profitable subject to the availability of financing to make these projects and acquisitions commercially successful. The net income generated in the six months ended January 31, 2022 will not provide any cash flows to the Company at this time or in the future since the Company recorded (non cash) increase in valuation of real estate sold from one related entity under CEO control to another related entity under CEO control as other income. The ability of Ameri Metro to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

NOTE 4 – SALE OF CONTRACT ASSET BETWEEN ENTITIES UNDER CEO CONTROL

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

The Company has concluded that since it’s an asset purchase not in the normal course of its operations that the increase in the fair value of the Property should be recorded as other income.

Shah Mathias the CEO of the Company personally owns 75% of Malibu Homes, Inc. as of the date of the transaction and has de facto control. Shah Mathias through his ownership of 3,284,000 common class A shares in the Company has de facto control of Ameri Metro, Inc. as this provides him with 131,360,000,000 votes with only 4,594,689,164 votes outstanding.

NOTE 5 – DIGITAL OR CRYPTO ASSETS

The Company received and paid the following crypto assets from related and to third parties during the six months ended January 31, 2022.

The following is the summary of the transactions for the AMIC Coin:

Date	Quantity	Coin Price	Cost Basis	Transaction
11/30/2021	2,000	$150,000	$300,000,000	Grant Package
11/30/2021	(1,800)	150,000	(270,000,000)	Grant Package
12/14/2021	4,015	180,000	722,737,800	California Real Estate Malibu Homes
12/16/2021	(200)	150,000	(30,000,000)	Honduras Joint Venture
12/16/2021	(133)	$180,000	(23,940,000)	Honduras Joint Venture
1/31/2022			(105,737,450)	Equity interco adjustment
	3,882		$593,060,350

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

Balance Sheet	31-Jan-22	31-Jul-21

Accrued Interest - Related Parties	$4,496	$2,505
Accrued Consulting Fees - Related Parties	1,249,006	1,249,006
Due to related parties	1,060	1,060
Accrued Compensation - Audit Committee	1,530,000	1,530,000
Accrued Compensation - Officers and Directors	49,949,059	49,949,059
Total	$52,733,621	$52,731,630

Statement of Operations	31-Jan-22	31-Jan-21
Share Based Compensation - Shares issued to CEO	$164,048,910	$-
Share Based Compensation - Stock Based Options issued to Officers and Directors	-	106
Officer Salaries	-	2,600,106
Director	-	975,000
Audit Committee	-	180,000
Majority Shareholder	-	750,000
Other Income - CEO Control / Related Party Transaction	(323,064,749)	-

Total	$(159,015,839)	$4,505,212

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

NOTE 12 – SUBSEQUENT EVENTS

We have evaluated subsequent events through March 22, 2022, the date on which the accompanying condensed consolidated financial statements were available to be issued. Based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying condensed consolidated financial statements or disclosures in the notes thereto, except as follows:

On March 8, 2022, the Company’s CEO previously holding and owning 75% equity interest in each such named entity below, has reduced his 75% stock ownership by 50% stock ownership, and transferred the 50% of stock he currently owns to Mr. Todd Owen, who shall now and as of this date hereby own 50% of the stock in all such listed entities as listed herein this filing.

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

	As of January 31,

	2021- Carry Value	2022 - Level Three Fair Value	2021 - Level Three Fair Value

Ameri Cement, Inc.	$-	$5,901,725,000	$4,347,389,409
Ann Charles International Airport, Inc.	-	203,889,424,000	-
Atlantic Energy & Utility Productts, Inc.	-	11,801,725,000	9,963,061,002
Cape Horn Abstracting, Co.	-	5,901,725,000	4,347,389,369
Dutch East India Logistics Co.	-	156,199,170,650	17,970,149,093
Eastern Development & Design Inc.	-	45,533,205,000	9,645,438,619
HSR Freight Line Inc.	-	54,663,721,680	11,383,540,641
HSR Logistics Inc.	-	49,956,706,400	9,288,207,375
HSR Passenger Services, Inc.	-	33,118,537,440	8,411,765,384
HSR Technologies, Inc.	-	11,978,710,000	14,312,944,887
KSJM International Airport, Inc.	-	73,751,725,000	24,002,239,989
Lord Chauffeurs Ltd.	-	8,850,000,000	7,155,225,213
Malibu Homes, Inc.	-	26,551,725,000	24,002,239,993
Natural Resources, Inc.	-	2,065,000,000	-
Penn Insurance Services LLC	-	329,007,748,050	10,867,642,830
Platinum Media, Inc.	-	8,847,994,000	7,153,603,355
Port de Claudius, Inc.	-	3,610,027,802,740	14,644,293,835
Port of Ostia Inc.	-	223,499,618,920	9,951,941,981
Slater & West, Inc.	-	4,521,951,650	3,033,322,251
Susquehanna Mortgage Bankers Corp.	-	966,704,935,130	9,962,105,803
Total equity method investments.	$-	$5,832,773,150,661	$200,442,501,030

Grant Package:

On November 30, 2021, Global Infrastructure Finance and Development Authority (a related party) approved $300,000,000 in Ameri Coin and $300,000,000 in Crypto Infrastructure Bond as a first draw on a $1B grant package.  The $300,000,000 in Ameri Coin transferred to the Company generated “Grant Income” from a related party where Shah Mathias on the date of the transaction is director / officer and controls Global Infrastructure Finance and Development Authority. Also, the trustee for Global Infrastructure Finance and Development Authority is also a member of the Company’s’ audit committee. The Company used $270,000,000 of the Ameri Coin grant to settle $270,000,000 liability associated with the October 29, 2021 acquisition of the residential and commercial property in California. The grants would thereafter be used toward other economic development opportunities world-wide.

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

As of the date of the transaction, Ameri Metro, Inc. owns a 25% non-controlling interest in Natural Resources, LLC, including a right to receive 25% of the income and losses from Natural Resources, LLC operations. Natural Resources, LLC provides oil, gas, and mineral extraction, timber harvesting, agricultural and related food production services. Our CEO Shah Mathias owns the other 75% of Natural Resources, LLC as of the date of the transaction.

The Company’s management has determined that on the acquisition date, the Property does not constitute a business under S-X 3-05 and Item 2.01 of Form 8-K with reference to S-X 11-01(d) nor does the asset acquisition meet the business criteria under ASC-MG and ASC 805 for accounting purposes. Therefore, no historical financial statements are required to be provided.

California Real Estate Transaction between Entities under CEO Control:

On December 14, 2021, the Company entered into a “sale agreement” with Malibu Homes, Inc. The Company’s CEO Mr. Shah Mathias controls Ameri Metro by his overall shareholdings on this date and he also controls Malibu Homes, Inc. Mr. Shah Mathias negotiated the deal on behalf of the Company and Malibu Homes. The contract asset was sold to Malibu homes for a price of $722,738,000. The Company has an equity investment of 25% in Malibu Homes, Inc. The transaction is not at arms-length with two entities under CEO control by Mr. Shah Mathias and is a related party transaction.

Shah Mathias the CEO of the Company personally owns 75% of Malibu Homes, Inc. as of the date of the transaction and has de facto control. Shah Mathias through his ownership of 3,284,000 common class A shares in the Company has de facto control of Ameri Metro, Inc. as this provides him with 131,360,000,000 votes with only 4,594,689,164 votes outstanding.

Master Indenture Barter Agreements:

On January 17, 2021, the Company through 19 entities has signed agreements to complete $454,880,242,400 in financings for approximately 98 individual infrastructure and related projects. The financings have not been completed so there is no impact on the condensed consolidated financial statements as of and for the six months period ended January 31, 2022.

Funding Collaboration Agreement:

On March 8, 2022, the Company’s CEO previously holding and owning 75% equity interest in each such named entity below, has reduced his 75% stock ownership by 50% stock ownership, and transferred the 50% of stock he currently owns to Mr. Todd Owen, who shall now and as of this date hereby own 50% of the stock in all such listed entities as listed herein this filing.

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

Comparison of the Six Months Ended January 31, 2022 and 2021.

The Company has no source of continuing revenues and collected no revenues for the six months ending January 31, 2022 and 2021.   For the six months ended January 31, 2022 and 2021, the Company had total operating expenses of $164,872,618 and $5,591,264, respectively and net income and loss of $158,190,141 and $5,594,998, respectively. The increase in operating expenses resulted primarily from increases of approximately $164,048,910 in stock based compensation and the change in net income increased due to generating other income from a transaction under CEO control with a related party for $323,064,749.

Comparison of the Three Months Ended January 31, 2022 and 2021.

The Company has no source of continuing revenues and received no revenues for the three months ending January 31, 2022 and 2021. For the three months ended January 31, 2022 and 2021, the Company had total operating expenses of $442,592 and $2,857,140, respectively and net income of $322,620,366 and net loss of $2,860,074, respectively. The decrease in operating expenses resulted primarily from the board of directors ceasing all salaries paid to the board of directors, the officers and audit committee and net income increased due to generating other income from a transaction under CEO control with a related party for $323,064,749.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities and total liabilities as of January 31, 2022 and July 31, 2021 were as follows:

	31-Jan-22	31-July-21
Cash	$492	$4,838
Total current assets	492	4,838
Total assets	653,065,252	4,848
Total current liabilities	$59,921,162	$59,099,819

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

Sources and Uses of Cash

Operations

For the six months ended January 31, 2022, our net cash used in operating activities was $146,716, which consisted primarily of our net income of $158,190,141 and stock based compensation offset with other income without cash.

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

Date: March 29, 2022	By:	/s/ Robert Choiniere
Robert Choiniere
Chief Financial Officer