Form 10-Q
period 2022-04-30
Ameri Metro, Inc. (formerly Yellowwood)
filed 2024-04-18
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54546

AMERI METRO, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-1877342
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2575 Eastern Blvd. Suite 102 York, Pennsylvania	17402
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 434-0668

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of preferred stock and common stock as of the latest practicable date.

Class	Outstanding at March 14, 2022

Preferred Stock, par value $0.00001	1,800,000 shares
Class A Common Stock, par value $0.000001	3,284,000 shares
Class B Common Stock, par value $0.000001	4,692,037,844 shares
Class C Common Stock, par value $0.000001	191,051,230 shares
Class D Common Stock, par value $0.000001	114,000,000 shares

AMERI METRO, INC.

TABLE OF CONTENTS

April 30, 2022

i

AMERI METRO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEE NOTE 1

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

SEE NOTE 1

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

(Unaudited)

SEE NOTE 1

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SEE NOTE 1

AMERI METRO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 and 2021

(Unaudited)

Note 1: Letter from Ameri Metro, Inc. CFO

April 16, 2024

To Whom this May Concern and for the Record:

Ameri Metro, Inc. (“ARMT”) Background:

ARMT filed its original S-1 on June 13, 2013. ARMT is an infrastructure company specializing in highly technical toll roads, bridges, high-speed rails, and ports. Since 2013, ARMT has solidified over 100 infrastructure contracts throughout the USA and the world. All these contracts will ultimately recognize well more than $1,000,000,000 each averaging approximately $20,000,000,000 each. All contracts ultimately benefit State or Federal agencies. ARMT has solidified funding of approximately $950,000,000,000 from large financial institutions. ARMT was formed to enhance the humanitarian crisis everywhere and fund governments whereby the projects are otherwise not affordable without raising taxes.

Personal Background:

My name is Phillip M. (“Marty”) Hicks, and I am the Co-Chief Executive Officer and Chief Financial Officer of Ameri Metro, Inc. My brief professional background is that I have more than 40 years’ experience and have served throughout the USA as a forensic accountant, one of the most accredited forensic accountants in America. I am a former Partner for Deloitte and a veteran professional Whistleblower for the Security Exchange Commission’s (“SEC”) program since its inception in August of 2011. With respect to White Collar crimes, I have assisted various U.S. Attorney’s offices and the local Federal Bureau of Investigation. I continue to work with former Federal agents. In this respect, I have extensive regulatory experience and have assisted with more than 50 Federal indictments including but not limited to; Robert Bandfield, Gregg Mulholland, Brian Sodi, Scott Key, Barry Honig and others.

Late Regulatory Filings:

We at Ameri Metro, Inc. are providing details resulting in our late filing of the following:

●	All 10-Q’s and the 10-K due since January 31, 2022

Ameri Metro, Inc. | 2575 Eastern Blvd, Suite 102, YorkPA 17402 | Ameri-Metro.com

Even though we have adequate books and records for all periods questioned in the opinion of management, we are unable to file financial statements nor footnotes for these periods due to the following:

1.	A bogus lawsuit was filed before the financial periods in question by Andrew Lentz for more than $389,000,000. Mr. Lentz was a former consultant to a related entity of ARMT. Mr. Lentz was fully aware that this bogus lawsuit would cause significant damages to ARMT including, but not limited to, not being able to meet its financial reporting requirements. To date, his strategy has worked.

2.	Andrew Lentz boasted to many ARMT affiliates about “blowing the whistle” on ARMT to the SEC. In fact, the SEC indeed accepted the Lentz TCR (complaint) and acted upon it by opening an investigation and issuing questionnaires to all but a few ARMT Stock Class B shareholders. Only an insider such as Andrew Lentz was privy to that very private information. ARMT is currently supporting a lawsuit against Lentz and the SEC on behalf of our Class B shareholders for violations of personal privacy, fraud and extortion. In that regard, Lentz was not in a position to file a lawsuit of this magnitude, notably having filed personal bankruptcy three times, thus fraudulent.

3.	Even though Andrew Lentz clearly made materially false statements to a Federal agency (i.e. the SEC) causing serious damages to ARMT, the SEC has not pursued, to our knowledge, a criminal complaint against him via the Department of Justice. In fact, the SEC continues to pursue de-registration of ARMT regardless of merit.

4.	The SEC has not issued its final position on accounting for digital currencies. The proposed SEC position remains in direct conflict with GAAP standards and the AICPA’s proposals. We agree with the AICPA’s position because the SEC’s position opens the door to massive financial statement manipulations.

If these matters remain outstanding and the SEC continues its course of action against ARMT, we have no choice but to do the following or any combination thereof to protect our interests:

●	File a complaint in Federal Court against the SEC and Andrew Lentz for numerous allegations involving damages of more than $1,000,000,000.

●	Immediately tokenize ARMT so that the company is no longer regulated by the SEC because the company will no longer have equity positions.

●	File our complaint against Andrew Lentz for consideration to the US Attorney’s office in Pennsylvania.

We sincerely hope this clarifies our inability to meet our regulatory filing requirements, several of which are directly a consequence of SEC negligence.

Very Truly,

/s/ Phillip M. Hicks.

Phillip M. (“Marty”) Hicks, Co-CEO, CFO

Cc: Resnick & Louis

Ameri Metro, Inc. | 2575 Eastern Blvd, Suite 102, YorkPA 17402 | Ameri-Metro.com

Item 2, Item 3 and Item4

SEE NOTE 1

PART II - OTHER INFORMATION

Item 1, Item 1A, Item 2, Item 3, Item 4 and Item 5

SEE NOTE 1

Item 6. Exhibits.

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

Exhibit Index

3.1	Articles of Incorporation (filed with the Form 10 November 9, 2011)
3.2	Amended by-laws (filed as part of the Form 8-K/A filed January 18, 2013)
3.3	Cert. of Amendment Cert. of Incorporation of Ameri Metro
10.1	Master Indenture Agreement of Alabama Toll Facilities, Inc. (filed with the Form 8-K January 18, 2013)
10.2	Master Indenture Agreement of Hi Speed Rail Facilities, Inc. (filed with the Form 8-K January 18, 2013)
10.3	Master Indenture Agreement of Hi Speed Rail Facilities Provider, Inc. (filed with the Form 8-K January 18, 2013)
10.4	TEMS engagement (filed as part of the Form 8-K/A filed January 18, 2013)
10.5	Alabama Indenture Agreement (filed as part of the Form 8-K/A filed January 18, 2013)
10.6	High Speed Rail Indenture Agreement (filed as part of the Form 8-K/A filed January 18, 2013)
10.7	Damar Agreement (filed as part of the Form 8-K/A filed January 18, 2013)
10.8	Agreement For Construction (filed as part of the Form 10-K/A filed November 6, 2019)
10.9	Assignment Agreement For Construction (filed as part of the Form 10-K/A filed November 6, 2019)
10.10	Payment Agreement to Penndel Land Co (filed as part of the Form 10-K/A filed November 6, 2019)
10.11	Ameri Metro Inc. / HSR Tech Inc. Licensing of Intellectual Property Agreement (filed as part of the Form 10-K/A filed November 6, 2019)
10.12	HSR Tech LOI Tech Use Agreement (filed as part of the Form 10-K/A filed November 6, 2019)
10.13	Opportunity License Agreement Entities (filed as part of the Form 10-K/A filed November 6, 2019)
10.14	Master Agreement for Construction Nonprofits (filed as part of the Form 10-K/A filed November 6, 2019)
10.15	Master Agreement for Construction Entities (filed as part of the Form 10-K/A filed November 6, 2019)
10.16	Consulting Agreement HSRFP Inc. (filed as part of the Form 10-K/A filed November 6, 2019)
10.17	Consulting Agreement HSRF Inc. (filed as part of the Form 10-K/A filed November 6, 2019)
10.18	Company Founder Emp. Agreement(filed as part of the Form 10-K/A filed November 6, 2019)
10.19	Directorship Agreement (filed as part of the Form 10-K/A filed November 6, 2019)
10.20	Letter of Intent for Port Trajan property (filed with the Registration Statement on Form S-1 filed June 13, 2013)
10.21	Port De Ostia Inc. Agreement GTI (filed as part of the Form 10-K/A filed November 6, 2019)
10.22	C-Bar Marshall Rebar Agreement (filed as part of the Form 10-K/A filed November 6, 2019)
10.23	Ameri Metro & Jewell LOI (filed as part of the Form 10-K/A filed November 6, 2019)
10.24	Master Consulting Agreement (filed as part of the Form 10-K/A filed November 6, 2019)
10.25	Master Trustee Agreement (filed as part of the Form 10-K/A filed November 6, 2019)
10.26	2015 Executive Incentive Compensation Program (filed as part of the Form 10-K/A filed November 6, 2019)
10.27	Establishing the Compensation Committee (filed as part of the Form 10-K/A filed November 6, 2019)
10.28	Amendment to Payment Agreement Penndel Land Co. (filed as part of the Form 10-K/A filed November 6, 2019)
10.29	Amendment to HSR Technologies Inc. Payment Agreement (filed as part of the Form 10-K/A filed November 6, 2019)
10.30	Amendment to Damar TruckDeck LLC Payment Agreement (filed as part of the Form 10-K/A filed November 6, 2019)

10.31	TEMS consent form letter (filed as part of the Form 10-K/A filed November 6, 2019)
31.1	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002*
31.2	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002*
32.1	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002*
32.2	CERTIFICATION OF PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002*
99.1	ProAdvisor Valuation report, dated November 1, 2016 (filed as Exhibit 99.1 to the registration statement on Form S-1, filed on November 23, 2016, and incorporated herein by reference)
99.2	ProAdvisor consent letter (filed as Exhibit 99.2 to the registration statement on Form S-1, filed on November 23, 2016)
99.3	June 12, 2012 Agreement and Plan of Reorganization (filed as part of the Form 8-K/A filed January 18, 2013)
99.4	Alabama Legislative Act 506 (filed as part of the Form 8-K/A filed January 18, 2013)
99.5	Form of subscription agreement for sale of the shares (filed with the Registration Statement on Form S-1 filed June 13, 2013)
99.6	Intended use of Master Trust Indentures (filed as part of the Form 10-K/A filed November 6, 2019)
99.7	Florida Alabama TPO Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.8	Alabama Toll Road Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.9	Appalachian Region Commission Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.10	Atlantic Energy & Utilities Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.11	High Speed Rail Projects Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.12	Port Freeport & Brazoria Fort Bend Rail District Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.13	High Speed Rail & Ancillary Projects Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.14	Port of Ostia Inc. @ KSJM International Airport Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.15	Portus De Jewel Mexico Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.16	KSJM International Airport Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.17	HSR Freight Line Inc. / Phila. Port Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.18	HSR Freight Line Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.19	HSR Passenger Services Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.20	HSR Technologies Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.21	Malibu Homes Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.22	Platinum Media Inc. Bond Indenture (filed as part of the Form 10-Q filed December 30, 2019)
99.23	Port De Claudius Inc. & Port Trajan of Pa. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.24	Panama Canal – Alabama Port Partnership (filed as part of the Form 10-K/A filed November 6, 2019)
99.25	Lord Chauffeurs Inc. – Business Jet Center @ KSJM Airport Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.26	HSR Freight Line Inc. & HSR Passenger Services Coast to Coast Rail Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.27	New York – Washington Rail Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.28	Ann Charles International Cargo Airport Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.29	Texas International Trade Corridor Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.30	Virginia Crescent Line Rail Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	To be filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERI METRO, INC.

Date: April 17, 2024	By:	/s/ Phillip M. Hicks
Phillip M. Hicks
Co-CEO and CFO

11