Form 10-Q
period 2022-10-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2024-04-19
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of preferred stock and common stock as of the latest practicable date.

Class	Outstanding at January 31, 2024

Preferred Stock, par value $0.00001	1,800,000 shares
Class A Common Stock, par value $0.000001	3,284,000 shares
Class B Common Stock, par value $0.000001	4,692,037,844 shares
Class C Common Stock, par value $0.000001	191,051,230 shares
Class D Common Stock, par value $0.000001	114,000,000 shares

AMERI METRO, INC.

TABLE OF CONTENTS

October 31, 2022

i

AMERI METRO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEE NOTE 1

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

SEE NOTE 1

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

(Unaudited)

SEE NOTE 1

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SEE NOTE 1

AMERI METRO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2022 and 2021

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

Ameri Metro, Inc. | 2575 Eastern Blvd, Suite 102, York PA 17402 | Ameri-Metro.com

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

Item 4

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