Form 10-Q
period 2023-04-30
Ameri Metro, Inc. (formerly Yellowwood)
filed 2024-04-19
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

April 30, 2023

i

AMERI METRO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEE NOTE 1

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

SEE NOTE 1

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED APRIL 30, 2023 AND 2022

(Unaudited)

SEE NOTE 1

AMERI METRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SEE NOTE 1

AMERI METRO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2023 and 2022

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