Form 10-K
period 2022-07-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2024-04-23
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

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

☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the  registrant’s most recently completed second fiscal quarter.

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

AMERI METRO, INC.

TABLE OF CONTENTS

i

PART I

ITEMS 1, 1A, 1B, 2, 3 and 4

SEE NOTE 1

PART II

ITEMS 5, 6, 7, and 7A

SEE NOTE 1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERI METRO, INC.

CONSOLIDATED BALANCE SHEETS

SEE NOTE 1

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

SEE NOTE 1

AMERI METRO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

SEE NOTE 1

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SEE NOTE 1

AMERI METRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022 and 2021

NOTE 1 – LETTER FROM AMERI METRO, INC. CFO

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

/s/ Phillip M. Hicks.

Phillip M. (“Marty”) Hicks, Co-CEO, CFO

Cc: Resnick & Louis

Ameri Metro, Inc. | 2575 Eastern Blvd, Suite 102, York PA 17402 | Ameri-Metro.com

ITEMS 9, 9A and 9C

SEE NOTE 1

PART III

ITEMS 10, 11, 12, 13 and 14

SEE NOTE 1

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBITS

3.1	Articles of Incorporation (filed with the Form 10 November 9, 2011)
3.2	Amended by-laws (filed as part of the Form 8-K/A filed January 18, 2013)
3.3	Cert. of Amendment Cert. of Incorporation of Ameri Metro
5.1	Opinion of Counsel on legality of securities being registered*
10.1	Master Indenture Agreement of Alabama Toll Facilities, Inc. (filed with the Form 8-K January 18, 2013)
10.2	Master Indenture Agreement of Hi Speed Rail Facilities, Inc. (filed with the Form 8-K January 18, 2013)
10.3	Master Indenture Agreement of Hi Speed Rail Facilities Provider, Inc. (filed with the Form 8-K January 18, 2013)
10.4	TEMS engagement (filed as part of the Form 8-K/A filed January 18, 2013)
10.5	Alabama Indenture Agreement (filed as part of the Form 8-K/A filed January 18, 2013)
10.6	High Speed Rail Indenture Agreement (filed as part of the Form 8-K/A filed January 18, 2013)
10.7	Damar Agreement (filed as part of the Form 8-K/A filed January 18, 2013)
10.8	Agreement For Construction (filed as part of the Form 10-K/A filed November 6, 2019)
10.9	Assignment Agreement For Construction (filed as part of the Form 10-K/A filed November 6, 2019)
10.10	Payment Agreement to Penndel Land Co (filed as part of the Form 10-K/A filed November 6, 2019)
10.11	Ameri Metro Inc. / HSR Tech Inc. Licensing of Intellectual Property Agreement (filed as part of the Form 10-K/A filed November 6, 2019)
10.12	HSR Tech LOI Tech Use Agreement (filed as part of the Form 10-K/A filed November 6, 2019)
10.13	Opportunity License Agreement Entities (filed as part of the Form 10-K/A filed November 6, 2019)
10.14	Master Agreement for Construction Nonprofits (filed as part of the Form 10-K/A filed November 6, 2019)
10.15	Master Agreement for Construction Entities (filed as part of the Form 10-K/A filed November 6, 2019)
10.16	Consulting Agreement HSRFP Inc. (filed as part of the Form 10-K/A filed November 6, 2019)
10.17	Consulting Agreement HSRF Inc. (filed as part of the Form 10-K/A filed November 6, 2019)
10.18	Company Founder Emp. Agreement(filed as part of the Form 10-K/A filed November 6, 2019)
10.19	Directorship Agreement (filed as part of the Form 10-K/A filed November 6, 2019)
10.20	Letter of Intent for Port Trajan property (filed with the Registration Statement on Form S-1 filed June 13, 2013)
10.21	Port De Ostia Inc. Agreement GTI (filed as part of the Form 10-K/A filed November 6, 2019)
10.22	C-Bar Marshall Rebar Agreement (filed as part of the Form 10-K/A filed November 6, 2019)
10.23	Ameri Metro & Jewell LOI (filed as part of the Form 10-K/A filed November 6, 2019)
10.24	Master Consulting Agreement (filed as part of the Form 10-K/A filed November 6, 2019)
10.25	Master Trustee Agreement (filed as part of the Form 10-K/A filed November 6, 2019)
10.26	2015 Executive Incentive Compensation Program (filed as part of the Form 10-K/A filed November 6, 2019)
10.27	Establishing the Compensation Committee (filed as part of the Form 10-K/A filed November 6, 2019)
10.28	Amendment to Payment Agreement Penndel Land Co. (filed as part of the Form 10-K/A filed November 6, 2019)
10.29	Amendment to HSR Technologies Inc. Payment Agreement (filed as part of the Form 10-K/A filed November 6, 2019)
10.30	Amendment to Damar TruckDeck LLC Payment Agreement (filed as part of the Form 10-K/A filed November 6, 2019)
10.31	TEMS consent form letter (filed as part of the Form 10-K/A filed November 6, 2019)
23.1	Consent of Counsel (included in Exhibit 5.1)*
31.1	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002*
31.2	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002*
32.1	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002*
32.2	CERTIFICATION OF PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002*

99.1	ProAdvisor Valuation report, dated November 1, 2016 (filed as Exhibit 99.1 to the registration statement on Form S-1, filed on November 23, 2016, and incorporated herein by reference)
99.2	ProAdvisor consent letter (filed as Exhibit 99.2 to the registration statement on Form S-1, filed on November 23, 2016)
99.3	June 12, 2012 Agreement and Plan of Reorganization (filed as part of the Form 8-K/A filed January 18, 2013)
99.4	Alabama Legislative Act 506 (filed as part of the Form 8-K/A filed January 18, 2013)
99.5	Form of subscription agreement for sale of the shares (filed with the Registration Statement on Form S-1 filed June 13, 2013)
99.6	Intended use of Master Trust Indentures (filed as part of the Form 10-K/A filed November 6, 2019)
99.7	Florida Alabama TPO Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.8	Alabama Toll Road Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.9	Appalachian Region Commission Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.10	Atlantic Energy & Utilities Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.11	High Speed Rail Projects Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.12	Port Freeport & Brazoria Fort Bend Rail District Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.13	High Speed Rail & Ancillary Projects Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.14	Port of Ostia Inc. @ KSJM International Airport Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.15	Portus De Jewel Mexico Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.16	KSJM International Airport Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.17	HSR Freight Line Inc. / Phila. Port Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.18	HSR Freight Line Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.19	HSR Passenger Services Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.20	HSR Technologies Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.21	Malibu Homes Inc. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.22	Platinum Media Inc. Bond Indenture (filed as part of the Form 10-Q filed December 30, 2019)
99.23	Port De Claudius Inc. & Port Trajan of Pa. Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.24	Panama Canal – Alabama Port Partnership (filed as part of the Form 10-K/A filed November 6, 2019)
99.25	Lord Chauffeurs Inc. – Business Jet Center @ KSJM Airport Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.26	HSR Freight Line Inc. & HSR Passenger Services Coast to Coast Rail Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.27	New York – Washington Rail Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.28	Ann Charles International Cargo Airport Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.29	Texas International Trade Corridor Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.30	Virginia Crescent Line Rail Bond Indenture (filed as part of the Form 10-K/A filed November 6, 2019)
99.31	Shah Mathias transferred 102,600,000 Class B shares from his personal holdings, equally, to 20 related entities that Ameri Metro Inc. holds a 25% interest in 19 of the related entities and a 10% interest in one of the related entities. (filed with the Form 8-K September 17,2020)
99.32	2015 Equity Incentive Plan, the plan was funded with class B shares. According to the plan schedule. (filed with the form 8-K September 17, 2020)
99.33	NorAsia Consulting & Advisory Valuation Report (filed with the form 8-K September 4, 2020)
99.34	Lord Chauffeurs, LTD Amendment to Opportunity License Agreement (filed with the form 8-K September 4, 2020)
99.35	Slater & West, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)

99.36	Port of Ostia, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)
99.37	Port de Claudius, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)
99.38	Platinum Media, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)
99.39	Penn Insurance Services LLC. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)
99.40	Natural Resources LLC. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)
99.41	Malibu Homes, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)
99.42	KSJM International Airport, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)
99.43	HSR Technologies, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)
99.44	HSR Passenger Services, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)
99.45	HSR Logistics, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)
99.46	HSR Freight Line, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)
99.47	Eastern Development & Design, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)
99.48	Cape Horn Abstracting Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)
99.49	Atlantic Energy & Utility Products, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)
99.50	Ann Charles International Airport, Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)
99.51	Ameri Cement Inc. Amendment to Opportunity License Agreement (filed with the form 8-K August 14, 2020)
99.52	Portus de Jewel Seaport & Inland Port project Amendment to Opportunity License Agreement (filed with the form 8-K August 12, 2020)
99.53	Susquehanna Mortgage Bankers Corp. 25% non-controlling interest in SMBC (filed with the form 8-K August 12, 2020)
99.54	HSR Technologies, Inc has acquired intellectual property from NP&G Innovations, Inc. (filed with the form 8-K July 30, 2020)
99.55	Platinum Media Inc. joint venture agreement with Resurrection Media PlatJV, LLC. (filed with the form 8-K July 30, 2020)
99.56	Platinum Media Inc. joint venture agreement with Best of Times Productions. (filed with the form 8-K July 30, 2020)
99.57	HSR Technologies, Inc. acquired DAMAR TruckDeck bed liner intellectual property. (filed with the form 8-K July 30, 2020)
99.58	HSR Technologies Inc. combat COVID 19 exclusive right to use FDA Approved ozone equipment. (filed with the form 8-K July 22, 2020)
99.59	HSR Logistics Inc. has acquired an easement. (filed with the form 8-K July 22, 2020)
99.60	Ann Charles International Airport Inc. acquired Air Cyprus Aviation Limited, (filed with the form 8-K July 20, 2020)
99.61	Norasia Valuation Report dated July 31, 2020*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	To be filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 17, 2024	By:	/s/ Shah Matthias
Shah Matthias
Founder, Chairman, and Chief Executive Officer

Date: April 17, 2024	By:	/s/ Phillip M Hicks
Phillip M Hicks
Co-CEO and CFO

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Debra Mathias
Debra Mathias	Director	April 17, 2024

/s/ James Becker
James Becker	Director	April 17, 2024

/s/ Shahjahan C. Mathias
Shahjahan C. Mathias	Director	April 17, 2024

/s/ Donald E. (“Nick”) Williams, Jr.
Donald E. (“Nick”) Williams, Jr.	Director	April 17, 2024

/s/ Suhail Matthias
Suhail Matthias	Director	April 17, 2024

/s/ Bryan Elicker
Bryan Elicker	Director	April 17, 2024

/s/ Robert Choiniere
Robert Choiniere	Director	April 17, 2024

/s/ Keith A. Doyle
Keith A. Doyle	Director	April 17, 2024

/s/ James Kingsborough
James Kingsborough	Director	April 17, 2024

/s/ John Thompson
John Thompson	Director	April 17, 2024

14