Form 10-K
period 2023-07-31
Ameri Metro, Inc. (formerly Yellowwood)
filed 2024-04-23
CIK 1534155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2023

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

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

SEE NOTE 1

AMERI METRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SEE NOTE 1

AMERI METRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2023 and 2022

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